Form 10-Q
period 2024-06-30
OneStream, Inc.
filed 2024-09-03
CIK 1889956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42187

OneStream, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-3199478
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

191 N. Chester Street Birmingham, Michigan	48009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 650-1490

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	OS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 30, 2024, the registrant had 28,224,262 shares of Class A common stock, par value $0.0001 per share, 74,135,230 shares of Class C common stock, par value $0.0001 per share, and 132,081,358 shares of Class D common stock, par value $0.0001 per share, outstanding.

i

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face:

•
Our recent rapid growth may not be sustainable or indicative of our future growth.
•
Our business could be harmed if we fail to manage our operations to support our rapid growth and potential future growth.
•
We have a history of operating losses and may not achieve or sustain profitability in the future.
•
We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results and financial condition.
•
If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform and applications, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.
•
If our platform or applications contain serious errors or defects, we might lose revenue and market acceptance and suffer harm to our reputation, and might incur costs to defend or settle product liability claims.
•
Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms or if they do not add more users, our business, operating results and financial condition will be adversely affected.
•
Our sales cycles can be long and unpredictable, particularly with respect to large enterprises, and our sales efforts require considerable time and expense.
•
Our revenue growth depends in part on the success of our strategic relationships with third parties, including go-to-market and implementation partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results and financial condition could be adversely affected.
•
We recognize revenue from SaaS subscriptions to our platform over the terms of these subscriptions. Consequently, increases or decreases in new sales may not be immediately reflected in our operating results and may be difficult to discern.
•
Our continued transition to a SaaS-based model could cause our operating results to fluctuate.
•
Changes in our pricing model could harm our business, operating results and financial condition.
•
Our quarterly results might fluctuate, and, if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
•
Our long-term success depends, in part, on our ability to expand the sales of our platform to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.
•
If our security controls or those of our vendors are breached or unauthorized, unlawful or inadvertent access to customer data or other data we maintain or process is otherwise obtained, our platform and applications might be perceived as insecure, we might lose existing customers or fail to attract new customers, and we might incur significant liabilities.
•
Privacy, data protection and data security concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our platform and adversely affect our business, operating results and financial condition.
•
Our principal asset is our interest in OneStream Software LLC, and we depend on OneStream Software LLC and its consolidated subsidiaries for our operating results, cash flows and distributions.

•
We will be required to pay the TRA Members for certain tax benefits we might claim, and we expect that the payments we will be required to make will be substantial.
•
The amounts that we might be required to pay to the TRA Members under the TRA might be accelerated in certain circumstances and might also significantly exceed the actual tax benefits that we ultimately realize.
•
Our organizational structure, including the TRA, confers certain benefits upon the TRA Members, including KKR, which do not benefit Class A common stockholders to the same extent as it benefits the TRA Members, and imposes additional costs on us.
•
Our Class C common stock and Class D common stock are entitled to ten votes per share, which has the effect of concentrating voting control with the holders of our Class C common stock and Class D common stock, including KKR and our co-founder and chief executive officer. This limits or precludes our other stockholders’ ability to influence corporate matters and may have a negative impact on the price of our Class A common stock.
•
KKR controls us, and its interests may conflict with our or our Class A common stockholders’ interests.
•
Our certificate of incorporation contains provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by, or presented to, KKR or its affiliates, other than those presented to representatives of KKR or its affiliates in their capacity as members of our board of directors, which could create conflicts of interest and have a material adverse effect on our business, operating results, financial condition and prospects if attractive corporate opportunities are allocated by KKR to itself, its affiliates or third parties instead of to us.

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses and ability to achieve and maintain future profitability;
•
our business model, including our continued transition to a SaaS-based model;
•
our ability to effectively manage our growth and expand our operations;
•
our ability to attract and retain customers and expand the number of users on our platform;
•
our ability to attract and retain partners and expand our partner relationships;
•
anticipated trends in our business and industry;
•
our ability to remain competitive as we continue to scale our business;
•
our international expansion plans and ability to expand internationally;
•
our ability to develop new core solutions and applications, or enhancements to our existing platform features and functionality, and bring them to market in a timely manner;
•
our ability to maintain the security and availability of our platform;
•
our ability to hire and retain experienced, talented and diverse employees;
•
our ability to maintain and enhance our brand;
•
our future acquisitions or strategic investments in complementary companies, products or technologies;
•
the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements, and our expectations regarding our future capital requirements and needs for additional financing;
•
our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including with respect to privacy, data protection and data security;
•
our expectations regarding our ability to obtain, maintain, enforce, defend and enhance our intellectual property rights;
•
general economic conditions and their impact on demand for our platform; and
•
the amount and timing of any payments we make under the TRA.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Unless expressly indicated or the context suggests otherwise, references to:

•
“OneStream,” “we,” “us” and “our” refer to (1) OneStream Software LLC and its consolidated subsidiaries prior to the consummation of the Reorganization Transactions described in Note 3 to OneStream, Inc.’s balance sheets, included in Part I, Item 1 of this report, and (2) OneStream, Inc. and its consolidated subsidiaries, including OneStream Software LLC, after the consummation of the Reorganization Transactions; and
•
“KKR” refer to KKR Dream Holdings LLC together with certain of its affiliates.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONESTREAM, INC.

bALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

As of
	June 30, 2024	December 31, 2023
Assets
Cash	$—	$—
Total assets	$—	$—
Commitments and contingencies
Stockholders’ equity
Class C common stock, $0.0001 par value per share, 1,000 shares authorized, issued, and outstanding	$—	$—
Total stockholders’ equity	$—	$—

The accompanying notes are an integral part of these balance sheets.

ONESTREAM, INC.

Notes to Balance SheetS

(Unaudited)

Note 1 - Organization, Description of business and significant accounting policies

OneStream, Inc. (the Corporation) was formed as a Delaware corporation on October 15, 2021. The Corporation was formed for the purposes of completing an initial public offering (the IPO) and related transactions and carrying on the business of OneStream Software LLC. As described in Note 3, the Corporation became the sole manager of OneStream Software LLC at the completion of the Reorganization Transactions on July 23, 2024, and since the IPO it has operated and controlled all of the business and affairs of OneStream Software LLC.

Basis of Presentation

The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows have not been presented because, as of June 30, 2024, we had not engaged in any business or other activities except in connection with our formation.

Note 2 - Stockholders’ Equity

The Corporation was authorized to issue 1,000 shares of Class C common stock, par value $0.0001 per share. As of June 30, 2024 and December 31, 2023, the Corporation had issued, for $0.10, and had outstanding, 1,000 shares of Class C common stock, all of which were owned by OneStream Software LLC.

Note 3 - Subsequent Events

Initial Public Offering

On July 25, 2024, the Corporation completed the IPO in which it sold 21,729,333 shares of its Class A common stock, par value $0.0001 per share, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. The Corporation received net proceeds from the IPO of $409.6 million, net of underwriting discounts and commissions of $25.0 million, but before deducting offering expenses. The Corporation used $352.9 million of the proceeds to purchase 18,723,296 newly issued common units (LLC Units) of OneStream Software LLC and $56.7 million of the proceeds to purchase 3,006,037 issued and outstanding LLC Units from certain members of OneStream Software LLC in a “synthetic secondary” transaction, in each case at a price per unit equal to the IPO price to the public, net of underwriting discounts and commissions. The Corporation in turn intends to cause OneStream Software LLC to use the net proceeds contributed to it for the newly issued LLC Units to pay the expenses of the IPO and for general corporate purposes, including working capital, operating expenses and capital expenditures.

Certain of the Corporation’s existing stockholders sold 6,445,667 shares of Class A common stock in the IPO at the public offering price of $20.00 per share. The Corporation did not receive any proceeds from the sale of shares by the selling stockholders.

ONESTREAM, INC.

Reorganization Transactions

Prior to the Reorganization Transactions described below, the Corporation had no operations and was a wholly owned subsidiary of OneStream Software LLC. On July 23, 2024, in connection with the IPO, the Corporation and OneStream Software LLC completed a series of organizational transactions (the Reorganization Transactions), including the following:

•
The amended and restated operating agreement of OneStream Software LLC (the Amended LLC Agreement) was amended and restated to, among other things: (i) appoint the Corporation as the sole manager of OneStream Software LLC and (ii) effectuate the reclassification of all of the then-outstanding preferred units, common units and incentive units of OneStream Software LLC into a single class of non-voting LLC Units. The then-outstanding preferred units and common units were reclassified into an equal number of LLC Units, and the 8,632,763 then-outstanding incentive units were reclassified into 6,591,178 LLC Units.
•
Certain pre-IPO members of OneStream Software LLC that were corporations merged with and into the Corporation (the Former Members) and contributed their LLC Units to the Corporation in exchange for shares of Class D common stock of the Corporation (the Blocker Mergers).
•
The certificate of incorporation of the Corporation was amended and restated to authorize additional shares of four series of common stock, Class A common stock, Class B common stock, Class C common stock and Class D common stock, and one class of preferred stock.

As the sole manager of OneStream Software LLC, the Corporation has the sole voting interest in OneStream Software LLC and controls all of the business operations, affairs and management of OneStream Software LLC. Immediately following the completion of the Reorganization Transactions and the IPO, including the full exercise of the underwriters’ option to purchase additional shares, the Corporation held 160,256,358 LLC Units, representing approximately 68.4% ownership interest in OneStream Software LLC. As a result, beginning in the third quarter of 2024, the Corporation will consolidate OneStream Software LLC’s financial results and report a noncontrolling interest related to the portion of OneStream Software LLC not owned by the Corporation.

The amended and restated certificate of incorporation and the Amended LLC Agreement require OneStream Software LLC and the Corporation to, at all times, maintain (i) a one-to-one ratio between the number of LLC Units owned by the Corporation and the number of shares of Class A common stock and Class D common stock outstanding and (ii) a one-to-one ratio between the number of shares of Class B common stock and Class C common stock owned by the members of OneStream Software LLC (the Continuing Members) and the number of LLC Units owned by the Continuing Members.

In connection with the Reorganization Transactions and the IPO, the Corporation’s (i) 2024 Equity Incentive Plan (the 2024 Plan) became effective with an initial reserve of 32,100,000 shares of Class A common stock and (ii) 2024 Employee Stock Purchase Plan became effective with an initial reserve of 10,700,000 shares of Class A common stock. In addition, the following significant equity-based compensation items occurred: (i) 2,413,968 options to purchase Class A common stock of the Corporation were granted to certain directors, executive officers and other employees under the 2024 Plan, and (ii) then outstanding common unit options of OneStream Software LLC granted under the 2019 Common Unit Option Plan (the 2019 Plan) were (a) modified to remove a forfeiture provision and (b) converted into options to purchase Class A common stock of the Corporation on a one-for-one basis and the 2019 Plan was assumed by the Corporation. The Corporation will record the necessary equity-based compensation charges in the three months ended September 30, 2024, which, in the aggregate, is expected to be material.

ONESTREAM, INC.

Tax Receivable Agreement

Concurrent with the completion of the Reorganization Transactions, the Corporation entered into the Tax Receivable Agreement (the TRA) with OneStream Software LLC, certain Former Members and the Continuing Members. Under the TRA, the Corporation will retain 15% of certain tax savings that are available to it, and will be required to pay the Members (as defined therein) the remaining 85% of such tax savings, if any, that are realized, or in some circumstances are deemed to be realized, as a result of (i) certain tax attributes that are created as a result of the redemptions or exchanges of LLC Units for cash or Class A Common stock or Class D common stock, as applicable (calculated under certain assumptions), (ii) any net operating losses available as a result of the Blocker Mergers, (iii) tax benefits related to imputed interest and (iv) payments under the TRA.

The amounts of any tax benefit to the Corporation that arises from future exchanges or redemptions of LLC Units will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions or exchanges and the price of shares of the Corporation’s Class A common stock at the time of such future redemption or exchange. The Corporation will only recognize a deferred tax asset for financial reporting purposes when it is “more-likely-than-not” that the tax benefit will be realized.

Registration Rights Agreement

In connection with the IPO, the Corporation entered into a Registration Rights Agreement with KKR Dream Holdings LLC (KKR), and certain of its affiliates, and certain other parties (the Registration Rights Agreement) pursuant to which they will be entitled to certain rights with respect to the registration under the Securities Act of 1933, as amended, of the offer and sale of shares of Class A common stock issuable to them upon exchange or conversion of their outstanding shares of the Corporation’s other series of common stock and redemption of accompanying LLC Units, as applicable. The Registration Rights Agreement also provides for customary “piggyback” registration rights for all parties thereto.

Stockholders’ Agreement

In connection with the IPO, the Corporation entered into a stockholders’ agreement with KKR (the Stockholders’ Agreement). The Stockholders’ Agreement provides that so long as KKR and its affiliates own (i) at least 40% of the Corporation’s outstanding common stock, KKR will have the right to nominate a majority of the Corporation’s board of directors, and (ii) at least 10% but less than 40% of the Corporation’s outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of the Corporation’s outstanding common stock (rounded up to the nearest whole director). Under the Stockholders’ Agreement, in the event that a vacancy is created at any time by the death, disability, removal or resignation of any director nominated by KKR, the remaining directors shall cause the vacancy created thereby to be filled by a new director nominated by KKR. Moreover, for so long as there are at least two directors nominated by KKR on the Corporation’s board of directors, the presence of at least one KKR-nominated director shall be required to have a quorum for the transaction of business by the board of directors, subject to certain exceptions, including meetings of a majority of disinterested directors to the extent that directors nominated by KKR are interested directors for the purpose of such meetings.

Further, under the Stockholders’ Agreement, at least one KKR nominee shall be entitled to serve on each committee of the Corporation’s board of directors so long as KKR has the right to nominate at least one director to the Corporation’s board of directors, provided that any such KKR nominee shall at all times remain eligible to serve on the applicable committee under applicable law and the listing standards of the stock exchange on which the Class A common stock is then listed, including any applicable general and heightened independence requirements, and provided further that any special committee established to evaluate any transaction in which KKR or any of its affiliates has an interest which is in conflict with the interests of the Corporation, as reasonably determined by a number of directors equal to at least one-third of the whole board of directors, shall not include any director nominated by KKR.

ONESTREAM, INC.

In addition, the Stockholders’ Agreement provides that so long as KKR owns at least 25% of the Corporation’s outstanding common stock, (i) KKR will have the right to appoint and remove the chairperson of the Corporation’s board of directors and the lead independent director, if any, and (ii) KKR’s consent will be required for the Corporation to enter into any transaction or agreement that results in a change in control, and for the termination, hiring or appointment of its chief executive officer.

The Stockholders’ Agreement also provides that for so long as KKR owns at least 5% of the outstanding common stock, the Corporation shall, upon reasonable request, provide quarterly financial information to KKR in a level of detail consistent with financial reports provided to KKR prior to the IPO, provided that the Corporation may satisfy such requests in whole or in part by reference to its filings with the Securities and Exchange Commission that are publicly available on EDGAR.

ONESTREAM SOFTWARE LLC

CONDENSED Consolidated Balance SheetS

(in thousands, except unit amounts)

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$140,515	$117,087
Accounts receivable, net	92,913	107,308
Unbilled accounts receivable	29,588	31,519
Deferred commissions	19,113	17,225
Prepaid expenses and other current assets	9,375	13,098
Total current assets	291,504	286,237
Unbilled accounts receivable, noncurrent	1,817	2,009
Deferred commissions, noncurrent	41,344	41,030
Operating lease right-of-use assets	17,237	18,559
Property and equipment, net	10,730	10,266
Intangible assets, net	3,117	—
Goodwill	9,071	—
Other noncurrent assets	4,869	3,458
Total assets	$379,689	$361,559
Liabilities and members’ equity
Current liabilities:
Accounts payable	$24,663	$8,274
Accrued compensation	25,446	22,436
Accrued commissions	5,961	10,158
Deferred revenue, current	193,519	177,465
Operating lease liabilities, current	3,017	2,505
Other accrued expenses and current liabilities	9,950	11,532
Total current liabilities	262,556	232,370
Deferred revenue, noncurrent	3,330	5,141
Operating lease liabilities, noncurrent	16,118	17,522
Other noncurrent liabilities	167	—
Total liabilities	282,171	255,033
Commitments and contingencies (Note 6)
Members’ equity:
Convertible preferred units, no par value: 128,293,508 units authorized, issued and outstanding as of June 30, 2024 and December 31, 2023	209,733	209,733
Members’ capital: common units, no par value: 259,665,024 units authorized and 80,324,378 units issued and outstanding as of June 30, 2024; 247,680,095 units authorized and 79,300,658 units issued and outstanding as of December 31, 2023	75,649	71,573
Accumulated other comprehensive loss	(900)	(625)
Accumulated deficit	(186,964)	(174,155)
Total members’ equity	97,518	106,526
Total liabilities and members’ equity	$379,689	$361,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM SOFTWARE LLC

CONDENSED Consolidated StatementS of Operations

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Subscription	$103,133	$71,843	$198,820	$135,921
License	6,905	6,652	13,084	13,444
Professional services and other	7,463	8,009	15,888	15,958
Total revenue	117,501	86,504	227,792	165,323
Cost of revenues:
Subscription	26,515	17,939	49,621	33,881
Professional services and other	10,460	10,784	21,382	20,610
Total cost of revenue	36,975	28,723	71,003	54,491
Gross profit	80,526	57,781	156,789	110,832
Operating expenses:
Sales and marketing	52,216	46,744	100,525	94,015
Research and development (1)	19,952	13,226	36,876	25,755
General and administrative	19,929	14,058	36,339	28,785
Total operating expenses	92,097	74,028	173,740	148,555
Loss from operations	(11,571)	(16,247)	(16,951)	(37,723)
Interest income, net	1,661	1,046	3,297	1,569
Other income (expense), net	2,391	5	1,491	(1,822)
Loss before income taxes	(7,519)	(15,196)	(12,163)	(37,976)
Provision for income taxes	331	175	646	470
Net loss	$(7,850)	$(15,371)	$(12,809)	$(38,446)

(1) Amounts include certain expenses incurred with related parties. See Note 12 in the accompanying notes for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM SOFTWARE LLC

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(7,850)	$(15,371)	$(12,809)	$(38,446)
Other comprehensive (loss) income:
Foreign currency translation	(96)	(14)	(275)	134
Total other comprehensive (loss) income	(96)	(14)	(275)	134
Comprehensive loss	$(7,946)	$(15,385)	$(13,084)	$(38,312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM SOFTWARE LLC

CONDENSED Consolidated Statements of Members’ Equity

(in thousands, except unit amounts)

(Unaudited)

	Convertible Preferred Units		Members’ Capital		Accumulated Other Comprehensive	Accumulated	Total Members’
	Units	Amount	Units	Amount	Loss	Deficit	Equity
For the Three Months Ended June 30, 2024
Balance as of March 31, 2024	128,293,508	$209,733	79,300,658	$72,686	$(804)	$(179,114)	$102,501
Net loss	—	—	—	—	—	(7,850)	(7,850)
Equity-based compensation	—	—	—	2,719	—	—	2,719
Units issued in connection with acquisition	—	—	1,023,720	244	—	—	244
Foreign currency translation	—	—	—	—	(96)	—	(96)
Balance as of June 30, 2024	128,293,508	$209,733	80,324,378	$75,649	$(900)	$(186,964)	$97,518

	Convertible Preferred Units		Members’ Capital		Accumulated Other Comprehensive	Accumulated	Total Members’
	Units	Amount	Units	Amount	Loss	Deficit	Equity
For the Three Months Ended June 30, 2023
Balance as of March 31, 2023	128,293,508	$209,733	79,300,658	$66,031	$(281)	$(168,299)	$107,184
Net loss	—	—	—	—	—	(15,371)	(15,371)
Equity-based compensation	—	—	—	2,932	—	—	2,932
Foreign currency translation	—	—	—	—	(14)	—	(14)
Balance as of June 30, 2023	128,293,508	$209,733	79,300,658	$68,963	$(295)	$(183,670)	$94,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM SOFTWARE LLC

CONDENSED Consolidated Statements of Members’ Equity

(in thousands, except unit amounts)

(Unaudited)

	Convertible Preferred Units		Members’ Capital		Accumulated Other Comprehensive	Accumulated	Total Members’
	Units	Amount	Units	Amount	Loss	Deficit	Equity
For the Six Months Ended June 30, 2024
Balance as of December 31, 2023	128,293,508	$209,733	79,300,658	$71,573	$(625)	$(174,155)	$106,526
Net loss	—	—	—	—	—	(12,809)	(12,809)
Equity-based compensation	—	—	—	3,832	—	—	3,832
Units issued in connection with acquisition	—	—	1,023,720	244	—	—	244
Foreign currency translation	—	—	—	—	(275)	—	(275)
Balance as of June 30, 2024	128,293,508	$209,733	80,324,378	$75,649	$(900)	$(186,964)	$97,518

	Convertible Preferred Units		Members’ Capital		Accumulated Other Comprehensive	Accumulated	Total Members’
	Units	Amount	Units	Amount	Loss	Deficit	Equity
For the Six Months Ended June 30, 2023
Balance as of December 31, 2022	128,293,508	$209,733	79,245,283	$63,056	$(429)	$(145,224)	$127,136
Net loss	—	—	—	—	—	(38,446)	(38,446)
Equity-based compensation	—	—	—	5,660	—	—	5,660
Exercise of common unit options	—	—	55,375	247	—	—	247
Foreign currency translation	—	—	—	—	134	—	134
Balance as of June 30, 2023	128,293,508	$209,733	79,300,658	$68,963	$(295)	$(183,670)	$94,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM SOFTWARE LLC

CONDENSED Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,809)	$(38,446)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,545	1,460
Bad debt expense	1,560	814
Noncash operating lease expense	1,394	1,410
Amortization of deferred commissions	9,492	7,724
Equity-based compensation	3,832	5,660
Other noncash operating activities, net	(2,037)	1,690
Changes in operating assets and liabilities:
Accounts receivable, net	14,957	13,403
Deferred commissions	(11,694)	(10,697)
Prepaid expenses and other assets	2,637	(5,766)
Accounts payable	14,133	(3,282)
Deferred revenue	14,242	24,088
Accrued and other liabilities	(3,598)	784
Net cash provided by (used in) operating activities	33,654	(1,158)
Cash flows from investing activities:
Purchases of property and equipment	(1,100)	(1,444)
Acquisition of business, net of cash acquired	(7,594)	—
Sales of marketable securities	—	87,247
Net cash (used in) provided by investing activities	(8,694)	85,803
Cash flows from financing activities:
Payments of deferred offering costs	(1,045)	—
Principal payments on finance lease obligation	—	(46)
Proceeds from exercise of common unit options	—	247
Repayments of borrowings on revolving credit facility	—	(3,500)
Net cash used in financing activities	(1,045)	(3,299)
Effect of exchange rate changes on cash and cash equivalents	(487)	201
Net increase in cash and cash equivalents	23,428	81,547
Cash and cash equivalents - Beginning of period	117,087	14,687
Cash and cash equivalents - End of period	$140,515	$96,234
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in liabilities	$806	$191
Lease liabilities arising from obtaining right-of-use assets	$—	$4,601
Deferred offering costs, accrued but unpaid	$1,489	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM SOFTWARE LLC

Notes to condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

OneStream Software LLC (the Company or OneStream) delivers a unified, artificial intelligence-enabled and extensible software platform - the Digital Finance Cloud - that unifies core financial functions and broader operational data and processes within a single platform. The Company was formed in 2012 as a limited liability company (LLC) in the state of Michigan and converted to a state of Delaware LLC on February 5, 2019. OneStream’s customers are located throughout the world; however, they are primarily located in North America and Europe. OneStream is headquartered in Birmingham, Michigan and has international locations in Australia, Europe and Singapore.

OneStream, Inc. was incorporated on October 15, 2021 for the purpose of facilitating an initial public offering (the IPO) and related transactions. As further described in Note, 13, Subsequent Events, OneStream, Inc. completed the Reorganization Transactions on July 23, 2024 and the IPO on July 25, 2024. Subsequent to the Reorganization Transactions and the IPO, OneStream, Inc. is a holding company that operates and controls the business and affairs of the Company as its sole manager.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Other than policies added below for business combinations, goodwill and other intangible assets, there have been no changes to the significant accounting policies described in the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023 included in the prospectus of OneStream, Inc. dated July 23, 2024 (the Prospectus), filed with the Securities and Exchange Commission (SEC) in accordance with Rule 424(b) under the Securities Act of 1933, as amended, that have had a material impact on the condensed consolidated financial statements and accompanying notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on a recurring basis. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive loss, statements of members’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full year or any other future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2023 included in the Prospectus.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, allowance for doubtful accounts and credit losses, valuation of equity-based awards, standalone selling prices (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations, impairment of long-lived and intangible assets, including goodwill, and the period of benefit for deferred commissions. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

ONESTREAM SOFTWARE LLC

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s IPO. During the six months ended June 30, 2023, the Company abandoned its prior IPO preparations due to external market conditions and impaired $3.0 million of previously capitalized deferred offering costs. During the six months ended June 30, 2024, the Company capitalized $2.5 million of deferred offering costs in other noncurrent assets on the unaudited condensed consolidated balance sheet related to its restarted IPO preparations.

Business Combinations

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Assets acquired and liabilities assumed, if any, are measured at their estimated fair values on the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.

The determination of the fair value of identifiable assets requires management to make certain assumptions and estimates of, among other things, projected revenues and costs, future expected cash flows, and discount rates. Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. Goodwill impairment is recognized when the quantitative assessment concludes that the carrying value of goodwill exceeds the fair value. No goodwill impairment has been recognized in any period presented.

Other intangible assets consists of acquired developed technology, which the Company amortizes on a straight-line basis over the estimated useful life and reviews for impairment when warranted by changes in circumstance. No impairment of other intangible assets has been recognized in any period presented.

Concentration of Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash deposits with high-quality financial institutions with investment-grade ratings. The majority of the Company’s cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.

No customer accounted for more than 10% of total revenue and no customer accounted for more than 10% of total accounts receivable in any period presented.

The Company relies upon a limited number of third-party hosted cloud computing vendors to serve customers and operate certain aspects of its services, such as environments for production, and development usage. Given this, any disruption of or interference at the hosted infrastructure partners would impact the Company’s operations and the Company’s business could be adversely impacted.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in this update provide an illustrative example intended to reduce complexity in determining whether a profits interest award is subject to the guidance in Topic 718. ASU 2024-01 is effective for public business entities for fiscal years beginning after December 15, 2024, and for interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2024-01 prospectively and it is not expected to have a material impact on the Company’s consolidated financial statements.

ONESTREAM SOFTWARE LLC

NOTE 3 – BUSINESS COMBINATIONS

DataSense Acquisition

On May 1, 2024 (the acquisition date), the Company entered into a membership interest purchase agreement with a related party, DataSense LLC (DataSense), and its sole equity holder (a holding company established by the founders of DataSense) pursuant to which the Company acquired the remaining issued and outstanding membership interests of DataSense not previously owned by the Company. The acquisition allows the Company to continue its focus on building artificial intelligence (AI) and machine learning capabilities and continue the Company’s development of AI-enabled solutions. These capabilities increase the value proposition of the Digital Finance Cloud to the Company’s existing customers and further differentiates the Company from its competitors. The aggregate consideration under the purchase agreement consisted of $7.7 million in cash, including $0.5 million deposited into a post-closing escrow account, and 1,023,720 common units of the Company, of which 1,009,302 are subject to performance-based vesting conditions measured on an annual basis over four years and service-based conditions tied to the continued employment of the founders of DataSense. As part of the total consideration transferred, the Company also paid seller transaction costs of $0.3 million. As of the acquisition date, DataSense became a wholly owned subsidiary of the Company and its operations have been included in the Company’s condensed consolidated financial statements.

The Company accounted for the acquisition of the remaining equity interests of DataSense using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As part of the acquisition, the Company derecognized its previously held equity interest in DataSense, which had been accounted for as an equity method investment and was recorded in other noncurrent assets in the amount of $0.8 million as of the acquisition date. In assessing the fair value of its previously held equity interest as of the acquisition date, the Company, with the assistance of a third-party valuation provider, determined the fair value was $3.2 million as of the acquisition date, resulting in a gain of $2.4 million recorded in other income, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

The following table summarizes the total consideration transferred (in thousands):

May 1, 2024
Cash	$7,159
Amounts deposited into escrow	500
Fair value of equity consideration	243
Seller transaction costs paid by the Company	298
Settlement of payables existing prior to the acquisition	(920)
Fair value of previously held ownership interest	3,229
Total consideration	$10,509

The purchase price was allocated on a preliminary basis as of the acquisition date. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

The following table summarizes the allocation of the total purchase price based upon the fair value of assets acquired and liabilities assumed as of the acquisition date, inclusive of measurement period adjustments (in thousands):

May 1, 2024
Cash	$363
Intangible assets – developed technology	3,300
Prepaid expenses and other current assets	20
Goodwill	9,071
Other accrued expenses and current liabilities	(2,245)
Total consideration	$10,509

The excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill consists of the Company’s expected future economic benefits that will arise from expected future operational synergies from combining DataSense with its existing business and is not deductible for tax purposes.

ONESTREAM SOFTWARE LLC

Goodwill and identifiable intangible assets were valued using the income approach. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values; however, management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

The operating results of DataSense from the date of acquisition, which are not material, have been included in the Company’s condensed consolidated statements of operations. Acquisition-related costs incurred were not material for the three and six months period ended June 30, 2024. All acquisition-related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statement of operations.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The only addition to goodwill during the three and six months ended June 30, 2024 was $9.1 million related to the acquisition of DataSense, as described in Note 3.

Other Intangible Assets

The Company’s acquired intangible assets had a gross carrying value of $3.3 million and accumulated amortization of $0.2 million as of June 30, 2024. The weighted-average remaining useful life of the Company’s acquired intangible assets is 2.8 years as of June 30, 2024.

As of June 30, 2024, the estimated aggregate amortization expense for intangible assets for each of the five succeeding fiscal years was as follows (in thousands):

Fiscal Year:
Remainder of 2024	$550
2025	1,100
2026	1,100
2027	367
2028	—
Total expected amortization expense	$3,117

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Leasehold improvements	$7,567	$7,566
Capitalized software costs	4,709	4,172
Furniture and equipment	3,348	3,265
Construction in progress	1,784	583
Gross property and equipment	17,408	15,586
Less: Accumulated depreciation and amortization	(6,678)	(5,320)
Property and equipment, net	$10,730	$10,266

Depreciation and amortization expense was $0.7 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.

ONESTREAM SOFTWARE LLC

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates from 2024 to 2034.

The Company’s future minimum commitments under leases, service agreements, and other contractual commitments as of June 30, 2024 is as follows (in thousands):

	Operating Lease Obligations	Future Purchase Obligations
Years ending December 31,
2024 (remaining 6 months)	$2,121	$9,815
2025	3,958	19,867
2026	3,667	4,480
2027	2,538	—
2028	2,460	—
2029 and thereafter	8,900	—
Total payments	23,644	$34,162
Less: imputed interest	(3,293)
Less: leases not commenced	(1,068)
Less: leases less than 12 months	(148)
Total lease liabilities	$19,135

In June 2022, the Company entered into a five-year consumption agreement with a vendor whereby the Company committed to purchase $300.0 million of data center, cloud, and IT services with no minimum annual spending requirement (excluded from the table above). As of June 30, 2024, the total remaining commitment under this agreement was $210.2 million.

Guarantees and Indemnifications

The Company’s cloud computing and licensed software sales agreements normally include indemnification provisions for customer liabilities resulting from third party claims that its products infringe third party intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements. Certain of the Company’s sales agreements also include indemnification provisions for customer liabilities incurred as a result of a breach of confidentiality. The Company’s cloud computing service provider indemnifies the Company for up to 24 months of fees for data breaches. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

The Company includes service level commitments to its customers, typically regarding certain levels of uptime reliability and performance, and if the Company fails to meet those levels, customers can receive credits and, in limited cases, terminate their relationship with the Company. To date, the Company has not incurred any material costs as a result of such commitments.

The Company is occasionally required, for various reasons, to enter into financial guarantees with third parties in the ordinary course of business including, among others, guarantees related to letters of credit on behalf of parties with whom it conducts business. Such agreements have not had a material effect on the Company’s unaudited condensed consolidated financial statements.

The Company has also agreed to indemnify its board of managers and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a board member or officer, including any action by the Company, arising out of that person’s services as the Company’s board member or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company has maintained board member and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

ONESTREAM SOFTWARE LLC

NOTE 7 – DEBT

Revolving Credit Facility

In January 2020, the Company entered into a revolving credit facility with a bank that allowed the Company to borrow up to $50.0 million for working capital and for other general corporate purposes through December 31, 2024, with an option to request an increase in available borrowings by an additional $25.0 million. In October 2023, the Company entered into an amended and restated revolving credit facility (the Credit Facility) that established a syndicate including two additional banks, increased the borrowing capacity from $50.0 million to $150.0 million, and extended the maturity date of the Credit Facility to October 27, 2028. In connection with the amendment and restatement, the Company incurred $0.5 million of financing costs which have been recorded as other noncurrent assets in the consolidated balance sheet. The Company did not have any amounts drawn under the Credit Facility in any period presented.

Under the terms of the Credit Facility, the Company has the option to borrow funds as either a secured overnight financing rate (SOFR) loan or alternate base rate (ABR) loan. Any advances drawn on the Credit Facility incur interest at an annual rate equal to the SOFR plus 250 basis points for SOFR loans and ABR plus 150 basis points for ABR loans. The SOFR is defined as, for any day, a rate per annum equal to SOFR for the day (such day, the SOFR Determination Date) that is five (5) U.S. Government Securities Business Day prior to (i) if such SOFR rate day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR rate day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR rate day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website. The ABR is defined as, for any day, a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York (NYFRB) rate in effect on such day plus ½ of 1% and (c) Term SOFR for a one month interest period on such day (or if such day is not a Business Day, the immediately preceding business day) plus 1%. Any undrawn portion of the Credit Facility is subject to a fee of 0.25% per annum. SOFR interest payments for interest periods of 3 months or less are due at the end of the interest period. SOFR interest payments for interest periods greater than 3 months are due on 3-month intervals following the borrowing. ABR interest and fees are payable quarterly in arrears with the principal and any accrued and unpaid interest due on October 27, 2028. Interest expense on the Credit Facility is recorded in the consolidated statements of operations as interest expense, net and fees are recorded as general and administrative expenses. Interest expense and fees on the Credit Facility were not material during the three and six months ended June 30, 2024 and 2023.

Under the terms of the Credit Facility, the Company must maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens, and the payment of dividends. The Company must also not permit the ratio of indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and is required to maintain $50.0 million in liquidity. The Credit Facility is secured by substantially all the assets of the Company. The Company was compliant with the financial covenants contained in the agreement as of June 30, 2024.

NOTE 8 – INCOME TAXES

The Company is treated as a partnership for U.S. federal income tax purposes. Consequently, federal income taxes are not payable or provided for by the Company. Instead, members are taxed individually on their pro rata ownership share of the Company’s earnings. The Company’s net income or loss is allocated among the members in accordance with the Company’s operating agreement. Certain distributions are made by the Company periodically to provide cash flow to the members to cover their income tax obligations associated with flow‑through income allocations. The Company is subject to state income taxes in jurisdictions that tax partnerships at an entity level.

The foreign subsidiaries of the Company are required to pay foreign taxes based on the laws of the country in which the foreign subsidiary conducts business.

The Company computed its interim provision using its estimated annual effective tax rate. The Company’s income tax provision was $0.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. The Company did not have a material provision for income taxes during the three months ended June 30, 2024 and 2023.

ONESTREAM SOFTWARE LLC

NOTE 9 – CONVERTIBLE PREFERRED UNITS

The Company had 120,754,717 Series A convertible preferred units authorized, issued, and outstanding with a carrying value of $10.0 million and had 7,538,791 Series B convertible units authorized, issued, and outstanding with a carrying value of $199.7 million as of June 30, 2024 and December 31, 2023.

Refer to Note 13, Subsequent Events, for details on the reclassification of these preferred units in connection with the IPO.

Voting

The holders of preferred units are entitled to vote, together with the holders of common units, on all matters to be approved by the members. Each convertible preferred unitholder is entitled to cast one vote per common unit that would be held on an as-converted basis.

For as long as the holders of Series A preferred units collectively own 40% or more of the outstanding common unit equivalents, the Series A preferred unit holders, collectively, are entitled to elect a number of members equal to the authorized number of managers of the Board multiplied by 50.1%. The remaining managers are to be elected by the Company and jointly by the Company and the holders of Series A preferred units.

Series B preferred unitholders do not have the right to elect members of the board of managers.

Dividends

Proceeds available for distribution and any capital transaction proceeds will be distributed, at the discretion the Company’s board of managers, on a pro rata basis, first to the holders of preferred units and second to the holders of common units and incentive compensation units (ICUs).

Conversion

Each preferred unit is convertible, at the option of the holder, into a number of fully paid and non-assessable common units on a one-for-one basis. The conversion rate is subject to adjustment from time to time for the effect of a split or combination of the outstanding common units.

Each convertible preferred unit shall automatically be converted into common units upon the earliest to occur, or immediately prior to the closing of, a qualified IPO or effectiveness of the registration statement in connection with a qualified direct listing, or upon the receipt by the Company of a written request for such conversion from a majority of preferred unit holders.

Liquidation

In settling accounts upon dissolution, winding up, and liquidation of the Company, holders of preferred units have preference equal to the aggregate amount contributed over holders on common units and ICUs to the assets of the Company distributed in liquidation.

Redemption

The preferred units can only be redeemed upon ordinary liquidation or dissolution of the Company.

ONESTREAM SOFTWARE LLC

NOTE 10 – EMPLOYEE COMPENSATION

ICUs

There were no ICUs granted during the six months ended June 30, 2024. The following table summarizes ICUs outstanding and vested (in thousands, except per share data):

	ICUs	Weighted- Average Threshold Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2024	8,633	$4.73	5.37	$3.59
Vested as of June 30, 2024	8,360	$4.69	5.34	$3.42

The total fair value of ICUs vested during the six months ended June 30, 2024 was $2.2 million. The aggregate intrinsic value of ICUs outstanding as of June 30, 2024 was $100.7 million.

As of June 30, 2024, unrecognized equity-based compensation cost related to outstanding unvested ICUs that are expected to vest was $2.4 million, which is expected to be recognized over a weighted-average period of 0.6 years.

Common Unit Options

The following table summarizes common unit option activity for the six months ended June 30, 2024 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	28,761	$8.65	7.69
Granted	9,097	14.78
Forfeited	(443)	9.64
Exercised	—	—
Outstanding as of June 30, 2024	37,415	$10.33	7.98
Vested and exercisable as of June 30, 2024	17,175	$7.83	6.86

The weighted-average grant date fair value of common unit options granted was $9.77 for the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company recognized equity-based compensation expense of $2.4 million related to modifications to the terms of common unit options held by certain terminated employees whereby the Company waived its repurchase right. Otherwise, no compensation expense for the common unit options was recognized during the three and six months ended June 30, 2024 and 2023, as a distribution related to these awards was not deemed probable.

DataSense Common Unit Awards

As part of the acquisition of DataSense on May 1, 2024, as described in Note 3, the founders of DataSense were awarded 1,023,720 common units at an aggregate fair value of $17.3 million, or $16.86 per common unit. Of the units awarded, 14,418 were immediately vested and were included as part of the total purchase consideration. The remaining 1,009,302 common units are subject to performance-based vesting conditions measured on an annual basis over four years and a service-based condition tied to the continued employment of the founders, and the related equity-based compensation expense is amortized using the accelerated attribution method.

ONESTREAM SOFTWARE LLC

The Company accounts for these common units based on their estimated grant date fair value. The fair value of the common units was established by the Company’s board of managers, after considering third-party valuations and input from management. The valuations of the common units were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. In valuing the common units, the fair value of our business, or enterprise value, was determined using various methods under the market approach, including guideline public company and similar transaction methods.

During the three and six months ended June 30, 2024, the Company recognized equity-based compensation expense of $1.6 million related to the common units issued to the founders of DataSense. As of June 30, 2024, unrecognized equity-based compensation cost related to these awards that are expected to vest was $15.4 million, which is expected to be recognized over a weighted-average period of 3.8 years. Refer to Note 3, Business Combinations, for further details on the acquisition.

Classification of Equity-Based Compensation Expense

Equity-based compensation expense was classified as follows in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of professional services and other	$—	$—	$—	$15
Sales and marketing	918	1,894	1,274	3,123
Research and development	1,149	105	1,254	309
General and administrative	652	933	1,304	2,213
Total equity-based compensation	$2,719	$2,932	$3,832	$5,660

NOTE 11 – REVENUE RECOGNITION

The Company derives revenue primarily from sales of subscription services, which consists of revenue from software-as-a-services (SaaS), cloud computing and post-contract customer support (PCS). Subscription revenue from SaaS and PCS is recognized ratably over the contractual term of the arrangement, beginning on the date the service is made available to the customer, and revenue from cloud computing is recognized on a consumption basis during the contractual term of the arrangement. The Company also derives revenue from the sales of software licenses and from professional services. License revenue is recognized at the point in time when the customer is able to use and benefit from the software and revenue from professional services and other is recognized as the services are performed.

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$81,050	$58,197	$157,343	$113,568
Other	36,451	28,307	70,449	51,755
Total revenue	$117,501	$86,504	$227,792	$165,323

No foreign country accounted for 10% or more of revenue in any period presented.

Contract Balances

Accounts receivable are recorded at the invoice amount, net of allowance for doubtful accounts and credit losses. A receivable is recorded in the period the Company delivers products or provides services, or when it has an unconditional right to payment. In multi-year agreements, the Company generally invoices customers in equal annual installments at the beginning of each year within the contractual period. The Company records a receivable for multi-year licensed software, whether or not billed, to the extent it has an unconditional right to receive payment in the future related to those licenses.

ONESTREAM SOFTWARE LLC

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. As of June 30, 2024 and December 31, 2023, the balance in the allowance for doubtful accounts was $2.6 million and $1.2 million, respectively. The allowance for credit losses was not material as of June 30, 2024 or December 31, 2023. The Company recorded bad debt expense of $1.6 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively, and $0.7 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, which is presented in the condensed consolidated statements of operations as general and administrative expenses.

Deferred revenue consists of customer billings in advance of revenue being recognized. The Company primarily invoices its customers for its SaaS arrangements, PCS, and term-based software licenses in equal annual installments at the beginning of each year within the contractual period, though certain contracts require invoicing for the entire arrangement in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded on the consolidated balance sheets as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent.

The balance of deferred revenue will fluctuate based on timing of invoices and recognition of revenue. The amount of revenue recognized during the three and six months ended June 30, 2024 that was included in deferred revenue at the beginning of the period was $78.3 million and $123.3 million, respectively.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations as of June 30, 2024 was $971.9 million. The Company expects to recognize approximately 37% of this amount as revenue in the next 12 months with the remaining balance recognized thereafter.

NOTE 12 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of DataSense, the Company was a party to consulting and software development services agreements with DataSense. The Company’s co-founder and chief executive officer, Thomas Shea, is the father of Andrew Shea, who was the chief executive officer and an equity holder in DataSense. The Company held an equity method investment in DataSense that was immaterial as of December 31, 2023. The Company paid $0.8 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.9 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively, under the consulting and software development services agreements with DataSense, which are included in the Company’s research and development expenses. There were no outstanding amounts due to or from DataSense as of June 30, 2024 or December 31, 2023.

Refer to Note 3, Business Combinations, for further details on the acquisition of DataSense.

NOTE 13 – SUBSEQUENT EVENTS

Initial Public Offering

On July 25, 2024, OneStream, Inc. completed the IPO in which it sold 21,729,333 shares of its Class A common stock, par value $0.0001 per share, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. OneStream, Inc. received net proceeds from the IPO of $409.6 million, net of underwriting discounts and commissions of $25.0 million, but before deducting offering expenses. OneStream, Inc. used $352.9 million of the proceeds to purchase 18,723,296 newly issued common units (LLC Units) of the Company and $56.7 million of the proceeds to purchase 3,006,037 issued and outstanding LLC Units from certain members of the Company in a “synthetic secondary” transaction (the Synthetic Secondary), in each case at a price per unit equal to the IPO price to the public, net of underwriting discounts and commissions. OneStream, Inc. in turn intends to cause the Company to use the net proceeds contributed to it for the newly issued LLC Units to pay the expenses of the IPO and for general corporate purposes, including working capital, operating expenses and capital expenditures.

ONESTREAM SOFTWARE LLC

Certain of OneStream, Inc.’s existing stockholders sold 6,445,667 shares of Class A common stock in the IPO at the public offering price of $20.00 per share. OneStream, Inc. did not receive any proceeds from the sale of shares by the selling stockholders.

Reorganization Transactions

On July 23, 2024, in connection with the IPO, OneStream, Inc. and the Company completed a series of organizational transactions (the Reorganization Transactions), including the following:

•
The amended and restated operating agreement of the Company (the Amended LLC Agreement) was amended and restated to, among other things: (i) appoint OneStream, Inc. as the sole manager of the Company and (ii) effectuate the reclassification of all of the then-outstanding preferred units, common units and incentive units of the Company into a single class of non-voting LLC Units. The then-outstanding preferred units and common units were reclassified into an equal number of LLC Units, and the 8,632,763 then-outstanding incentive units were reclassified into 6,591,178 LLC Units.
•
Certain pre-IPO members of the Company that were corporations merged with and into OneStream, Inc. and contributed their LLC Units to OneStream, Inc. in exchange for shares of Class D common stock of OneStream, Inc.
•
The certificate of incorporation of OneStream, Inc. was amended and restated to authorize additional shares of four series of common stock, Class A common stock, Class B common stock, Class C common stock and Class D common stock, and one class of preferred stock.

As the Company’s sole manager, OneStream, Inc. has the sole voting interest in the Company and controls all of the business operations, affairs and management of the Company. Immediately following the completion of the Reorganization Transactions, the IPO, including the full exercise of the underwriters’ option to purchase additional shares, and the Synthetic Secondary, as described in Note 3 to OneStream, Inc.’s balance sheets, OneStream, Inc. held 160,256,358 LLC Units, representing approximately 68.4% ownership interest in the Company. As a result, beginning in the third quarter of 2024, OneStream, Inc. will consolidate the Company’s financial results and report a noncontrolling interest related to the portion of the Company not owned by OneStream, Inc.

The amended and restated certificate of incorporation and the Amended LLC Agreement discussed above requires the Company and OneStream, Inc. to, at all times, maintain (i) a one-to-one ratio between the number of LLC Units owned by OneStream, Inc. and the number of shares of Class A common stock and Class D common stock outstanding and (ii) a one-to-one ratio between the number of shares of Class B common stock and Class C common stock owned by the members of the Company (the Continuing Members) and the number of LLC Units owned by the Continuing Members.

In connection with the Reorganization Transactions and the IPO, then outstanding common unit options of the Company granted under the 2019 Common Unit Option Plan (the 2019 Plan) were (i) modified to remove a forfeiture provision and (ii) converted into options to purchase Class A common stock of OneStream, Inc. on a one-for-one basis and the 2019 Plan was assumed by OneStream, Inc.

The Company used the capital contribution received from OneStream, Inc, at its direction, to pay legal, accounting, printing and other professional fees incurred in connection with the IPO. Through September 3, 2024, the Company has paid $2.8 million of these expenses and $3.9 million of these expenses remained unpaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this report, and our audited consolidated financial statements and the related notes for the year ended December 31, 2023 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the prospectus for our initial public offering, or the IPO, dated July 23, 2024 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on July 24, 2024, or the Prospectus. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This discussion and analysis reflects our historical results of operations and financial position, and, except as otherwise indicated below, does not give effect to the Reorganization Transactions or the completion of the IPO. For additional information, see the sections titled “—Recent Developments—Reorganization Transactions” and “—Initial Public Offering.”

Overview

OneStream is modernizing and redefining the Office of the CFO through the Digital Finance Cloud, our AI-enabled and extensible software platform that unifies core financial functions and broader operational data and processes within a single platform. The Digital Finance Cloud empowers the Office of the CFO to form a comprehensive, dynamic and predictive view of the entire enterprise, providing corporate leaders the control, visibility and agility required to proactively adjust business strategy and day-to-day execution.

We generate the substantial majority of our revenue from the sale of access to our platform, either pursuant to SaaS contracts that we account for as subscription revenue or pursuant to perpetual or term‑based software licenses that we account for as license revenue. Subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We refer to these revenue streams collectively as software revenue, which represented 94% and 91% of our total revenue in the three months ended June 30, 2024 and 2023, respectively, and 93% and 90% in the six months ended June 30, 2024 and 2023, respectively. Software revenue is driven primarily by our number of customers, the number of users at each customer, the price of subscriptions and user licenses and renewal rates.

Since 2023, customers on SaaS contracts accounted for the majority of our total revenue and more than 90% of our new customers have been on SaaS contracts. Prior to the third quarter of 2020 when we introduced our current SaaS-based model, we sold access to our platform on a perpetual or term-based license basis. We expect revenue from SaaS contracts to contribute an increasing portion of total revenue over time, but we may continue to offer licenses to certain customers in limited circumstances, such as government agencies or large enterprises in heavily regulated industries. A majority of our SaaS contracts and term‑based licenses have three-year terms, although terms currently range from less than one year up to ten years. Most of our contracts are non-cancellable. We had $971.9 million and $897.7 million in remaining performance obligations as of June 30, 2024 and December 31, 2023, respectively, consisting of both billed and unbilled consideration.

We also generate revenue from the sale of professional services, including consulting, implementation and configuration services and training, but we are increasingly leveraging our partners to provide these services. Professional services represented 6% and 9% of total revenue in the three months ended June 30, 2024 and 2023, respectively, and 7% and 10% in the six months ended June 30, 2024 and 2023, respectively.

We generate the majority of our total revenue from customers located in the United States; however, revenue generated from customers outside of the United States accounted for 31% and 33% of our total revenue in the three months ended June 30, 2024 and 2023, respectively, and 31% in each of the six months ended June 30, 2024 and 2023, and we are focused on growing our international business.

Our target customers are large and medium-sized enterprises that we believe could benefit most from our unified platform, which validates and reconciles financial and operational data from multiple legacy products, applications and modules. Our sales and marketing organization engages with prospective customers across multiple in-person and virtual channels and provides them with user conferences, platform demonstrations, application guides, whitepapers, webinars, presentations and other content to accelerate their understanding of our platform and drive greater adoption. We are highly focused on supporting our customers with the deployment, adoption and use of our platform through dedicated customer success managers.

In addition, we have a strong ecosystem of more than 250 go-to-market, implementation and development partners globally. Our partners serve as a significant source of lead generation and provide us with a network of trained and OneStream-certified implementation professionals. For example, we partner with boutique consulting firms and dedicated teams within larger consulting firms that have built their entire services practices around designing and implementing the OneStream platform for their clients. We also partner with global strategic consulting firms and global systems integrators, such as Accenture, IBM, KPMG and PwC, which introduce our platform to their clients as part of large-scale digital transformation projects as well as finance and business projects where our platform can help accelerate business initiatives and improve user experience. Our partnerships with global systems integrators have played an increasingly meaningful role in our recent growth and we expect that trend to continue. We intend to make additional investments in training and cultivating relationships with partners.

On top of our core solutions, we offer a growing number of OneStream- and third-party-developed applications through the OneStream Solution Exchange. These applications extend the value of our platform beyond core financial reporting and planning for the Office of the CFO out to the operational edge, powering workflows for a diverse set of business users, including finance, sales, marketing, operations, human resources and IT professionals. OneStream-developed applications are available to our customers’ existing users at no additional cost, although we may charge for certain OneStream-developed applications in the future. Partner-developed applications were initially launched on the OneStream Solution Exchange in 2023, are priced by the respective partners and reflect a long-term revenue opportunity through future revenue-share arrangements.

Our business model centers on maximizing the lifetime value of a customer relationship. We recognize revenue from our SaaS contracts ratably over the term of the subscription period, which is typically three years but can range from less than one year up to ten years. We recognize the majority of the revenue from our term-based and perpetual licenses when our software is first made available to the customer or upon commencement of the license term, if later, and the remainder is attributable to maintenance and support fees recognized ratably over the contract term. In general, customer acquisition costs and other up-front costs associated with acquiring new customers are much higher in the first year of the contract, though sales commissions allocated to customer maintenance and support are amortized over a five-year period. Over the lifetime of the customer relationship, we also incur sales and marketing costs related to upselling and expanding the number of users accessing our platform. However, these costs, as a percentage of revenue, are significantly less than those initially incurred to acquire the customer. As a result, the profitability of a customer to our business in any particular period depends in part on how long a customer has been a subscriber and the degree to which it has expanded the number of users of our platform.

We are focused on our long-term revenue potential. We believe that our market opportunity is large, and we will continue to invest significantly in scaling across organizational functions to grow our operations, both domestically and internationally. Our continued growth will depend, in part, on our ability to grow a productive workforce across all departments of our organization to support our expanding operations, and, in part, on our ability to successfully introduce new and enhanced core solutions and applications on our platform. We therefore intend to continue to invest efficiently in growing our business to take advantage of our expansive market opportunity, while remaining focused on positive cash flow.

We have achieved rapid growth since first launching our platform in 2012. For the three months ended June 30, 2024 and 2023, our software revenue was $110.0 million and $78.5 million, respectively, representing year-over-year growth of 40%. For the six months ended June 30, 2024 and 2023, our software revenue was $211.9 million and $149.4 million, respectively, representing year-over-year growth of 42%. We incurred net losses of $7.9 million and $15.4 million in the three months ended June 30, 2024 and 2023, respectively, representing a year-over-year decrease of 49%, and $12.8 million and $38.4 million in the six months ended June 30, 2024 and 2023, respectively, representing a year-over-year decrease of 67%. We had 1,482 and 1,248 customers as of June 30, 2024 and 2023, respectively, representing year-over-year growth of 19%. We define a customer as an entity with an active contract as of the measurement date; organizations with multiple divisions, segments or subsidiaries may be counted as multiple customers.

Recent Developments

Reorganization Transactions

The results of operations discussed in this report include those of OneStream Software LLC prior to the completion of the Reorganization Transactions. As a result, the unaudited condensed consolidated financial data may not give you an accurate indication of what our actual results would have been if the Reorganization Transactions had been completed at the beginning of, or during, the periods presented or of what our future results of operations are likely to be. For additional information, see Note 3, “Subsequent Events” to OneStream, Inc.’s unaudited balance sheets and Note 13, “Subsequent Events” to OneStream Software LLC’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Initial Public Offering

On July 23, 2024, our registration statement on Form S-1 (File No. 333-280573) related to our IPO was declared effective by the SEC, and our Class A common stock began trading on the Nasdaq Global Select Market, or the Nasdaq, under the ticker symbol “OS” on July 24, 2024. Our IPO was completed on July 25, 2024. As a result, our unaudited condensed consolidated financial statements as of June 30, 2024 do not reflect the impact of the IPO. For additional information, see Note 3, “Subsequent Events” to OneStream, Inc.’s unaudited balance sheets and Note 13, “Subsequent Events” to OneStream Software LLC’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

DataSense Acquisition

In May 2024, we acquired the remaining equity interests of DataSense LLC as part of our continued focus on building AI and machine learning capabilities and developing AI-enabled solutions, which we believe will increase the value proposition of the Digital Finance Cloud and further differentiate us from our competitors. For additional information regarding the transaction, see Note 3, “Business Combinations” and Note 12, “Related Party Transactions” to OneStream Software LLC’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Factors Affecting Our Performance

We believe that our future performance will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled “Risk Factors.” If we are unable to address these challenges, our business and operating results could be adversely affected.

Acquiring New Customers

The most significant driver of our year-over-year software revenue growth is the signing of new customers in the preceding 12 months. Our results of operations and growth depends in part on our ability to attract new customers and we believe there is a significant opportunity to grow our customer base. We primarily rely on our marketing efforts, direct sales force and go-to-market partners to attract new customers. Our ability to achieve significant revenue growth in the future will be dependent on our ability to effectively attract, retain and train sales personnel, both domestically and internationally, particularly with experience selling to larger enterprises. Growing, educating and nurturing our partner ecosystem is also critical to our customer acquisition as we increasingly rely on partners to support the implementation of our platform and delivery of our applications. We believe a productive partner ecosystem accelerates the adoption of our platform and enables more efficient implementation. We intend to continue to invest in expanding our partnership ecosystem and in enhanced education and training for our existing partners.

Customer Success

Our ability to drive growth and generate incremental revenue depends heavily on our ability to retain our customers and increase their number of users of our platform. Our goal is 100% customer success and it drives everything we do. In addition, many of our customers serve as references for potential new customers, driving future revenue growth. We allocate our customer success and customer support resources to align with maximizing the retention and expansion of our subscription revenue. We also leverage our network of implementation partners that provide trained and OneStream-certified implementation professionals to drive customer success.

Expansion Within Our Existing Customer Base

Many of our customers initially deploy our platform for specific use cases and users, often within the finance organization. Our initial contract values, which tend to be high relative to many in our industry, reflect the comprehensive nature of our platform and the fact that its deployment allows customers to replace multiple legacy systems. Once customers realize the benefits and wide applicability of our platform, they typically phase in implementation of additional core solutions and applications for new use cases and additional users, including those outside the finance organization. As our customer base continues to expand, every successful adopter of our platform is an opportunity to add more users and generate incremental revenue. We therefore continue to invest in our customer success efforts to help our customers realize the full potential of our platform and thereby expand the number of users of our platform over time.

In particular, customer relationships with large enterprises lead to scale and operating leverage in our business model. Compared with smaller customers, large enterprise customers present a greater opportunity for us to expand the number of users on our platform because these customers have larger budgets, a wider range of potential use cases and greater potential for migrating new workloads to our platform over time.

International Expansion

Revenue generated from customers outside of the United States accounted for 31% and 33% of our total revenue in the three months ended June 30, 2024 and 2023, respectively, and 31% in both of the six months ended June 30, 2024 and 2023. In addition to our offices and customers throughout the United States, we maintain offices in Australia, Europe and Singapore, and our customers are located in approximately 45 countries. We believe there is a significant opportunity to grow our international business and plan to continue to invest in personnel, office space, marketing and data center capacity to support our international growth.

Innovating and Advancing Our Platform

We intend to continue to invest in our research and development to expand and enhance our platform’s features and capabilities to drive further adoption, both within the Office of the CFO and by users outside the finance organization. We intend to continue to enhance our platform’s performance, functionality and user experience by expanding its core solutions, developing new applications and growing the OneStream Solution Exchange to maintain and extend our technology leadership. We also remain focused on investing in AI-enabled forecasting and automation solutions, building on the development of our first machine learning-powered application in 2017, the introduction of our predictive financial signaling core solution and transaction matching application in 2019 and the commercial release of our first AI-enabled application, Sensible ML, in 2022.

Mix of Subscription Revenue and License Revenue

Our total revenue is affected by changes in the mix of our subscription revenue and license revenue. In the three months ended June 30, 2024, subscription revenue and license revenue represented 88% and 6% of our total revenue, respectively, compared to 83% and 8%, respectively, in the three months ended June 30, 2023. In the six months ended June 30, 2024, subscription revenue and license revenue represented 87% and 6% of our total revenue, respectively, compared to 82% and 8%, respectively, in the six months ended June 30, 2023. We generate the substantial majority of our revenue from the sale of access to our platform, primarily pursuant to SaaS contracts that we account for as subscription revenue. SaaS contracts have made up more than 90% of our new customer contracts since 2023. In addition to SaaS contracts, subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We recognize revenue from our SaaS contracts, customer support and software maintenance ratably over the contract term. Before we introduced our SaaS-based model in 2020, we sold access to our platform under term-based or perpetual licenses, which we account for as license revenue. We recognize license revenue when our software is first made available to the customer or upon commencement of the license term, if later. For additional information about the components of our subscription revenue and license revenue, see the sections titled “—Components of Results of Operations—Subscription Revenue” and “—License Revenue.”

Components of Results of Operations

Revenues

We generate the substantial majority of our revenue from the sale of access to our platform, either pursuant to SaaS contracts that we account for as subscription revenue or pursuant to perpetual or term‑based software licenses that we account for as license revenue. Subscription revenue also includes cloud computing service fees and maintenance and support related to software licenses. We also generate revenue from the sale of professional services, including consulting, implementation and configuration services and training, but we are increasingly leveraging our partners to provide these services.

Subscription Revenue

Subscription revenue is driven primarily by the number of customers, the number of users at each customer, the price of subscriptions and renewal rates. Subscription revenue consists of revenue from SaaS contracts, cloud computing service fees and post-contract customer support, or PCS.

SaaS arrangements with customers provide the customer with continuous access to our hosted platform over the contractual period. SaaS revenue is recognized ratably over the contract term beginning on the date access to the platform is provided, consistent with the transfer of control of the SaaS subscription to the customer.

Cloud computing service fees are paid by those customers who choose to install and access their licensed software on a month-to-month subscription to a cloud hosting service offered by us, rather than manage it themselves. Our performance obligation is to provide cloud computing services on a consumption basis during the contract term and the consideration received is based on customer consumption. We invoice for cloud computing services on a monthly basis as the service is utilized.

PCS includes unspecified technical enhancements, customer support and maintenance for licensed software. We recognize revenue from PCS ratably over the contractual term of the arrangement, consistent with the pattern of benefit to the customer, beginning on the date the service is made available to the customer.

License Revenue

License revenue is driven primarily by the number of customers, the number of users at each customer, the price of user licenses and renewal rates. License revenue consists of license revenue from both our term-based and perpetual software licenses (collectively referred to as licensed software). We satisfy our performance obligation and recognize revenue for licensed software at the point in time when the customer is able to use and benefit from the software, which is generally when it is first made available to the customer or upon commencement of the license term, if later. The typical length of a customer contract for term-based licensed software is three years and customers are generally invoiced in equal annual installments at the beginning of each year within the contractual period.

Professional Services and Other Revenue

Professional services and other revenue consist of fees associated with implementation and consulting services and training. Professional services do not result in significant customization of the software and are considered distinct. A substantial majority of the professional service contracts are provided on a time and materials basis, and we recognize the related revenue as the service hours are performed. For time and materials projects, we invoice for services as the work is incurred. Each phase of a customer implementation generally takes one to six months to complete, depending on the scope of engagement, and most customers complete several phases of implementation to fully leverage our platform and expand its use throughout their organizations. Professional services revenue can fluctuate quarter over quarter as a result of project milestones in our contract arrangements and how they match up to customers’ implementation projects timeline.

Cost of Revenues

Cost of Subscription Revenue

Cost of subscription revenue consists of costs related to cloud computing services and supporting our customers. These expenses primarily consist of third-party direct server and cloud storage costs and employee compensation costs related to providing product support.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue primarily consists of expenses directly related to the implementation of our software and costs to train our customers and partners. These expenses primarily consist of employee compensation costs related to implementation and training services. We expect our cost of professional services and other revenue to fluctuate as we continue to invest in our growth, but we expect it to decrease as a percentage of revenue due to our software revenue growth and our strategy of leveraging our growing partner network to provide implementation services. The cost of providing professional services has historically been higher than the associated revenue we generate, as we use professional services to help drive customer success and build our ecosystem of trained partners and customers.

Gross Profit and Gross Margin; Software Gross Profit and Software Gross Margin

Gross profit equals revenue less cost of revenue, and gross profit as a percentage of total revenue is referred to as gross margin. Our software gross profit, which equals our software revenue less subscription costs, was $83.5 million and $60.6 million in the three months ended June 30, 2024 and 2023, respectively, and $162.3 million and $115.5 million in the six months ended June 30, 2024 and 2023, respectively. Our gross margin increased from 67% in the three months ended June 30, 2023 to 69% in the three months ended June 30, 2024, and from 67% in the six months ended June 30, 2023 to 69% in the six months ended June 30, 2024, while our software gross margin, which is our software gross profit as a percentage of software revenue, was 76% and 77% in the three months ended June 30, 2024 and 2023, respectively, and 77% in both of the six months ended June 30, 2024 and 2023. Gross margin and software gross margin have been and will continue to be affected by various factors, including the mix between revenue from SaaS contracts and term-based licenses, the timing of our acquisition of new customers and the renewal of and expansion of sales to existing customers, support and maintenance, the costs associated with operating our platform, the extent to which we expand our customer support team and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. In addition, we have benefited from a hybrid approach where we have evolved our cloud computing contracts and model to enable more flexibility with our cost structure and improved efficiency of our offering. We expect our gross profit and software gross profit to increase in absolute dollars as total revenue and software revenue increases.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of salaries, sales commissions, benefits, bonuses and equity-based compensation. Operating expenses also include allocated overhead costs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs associated with our sales and marketing staff, including salaries, benefits, amortization of deferred commissions, variable compensation and equity‑based compensation. Sales and marketing expenses also include advertising costs and promotional materials and events, including our bi-annual OneStream Splash Global User Conferences, travel and entertainment, operating lease costs and related office expenses, outside services contracted for sales and marketing purposes, software and other subscriptions and dues and allocated overhead. We plan to increase our investment in sales and marketing over the foreseeable future as we continue to grow our business, primarily driven by increased headcount and increased spending on promotional events and product-marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over time as we benefit from scale in our business, although they may fluctuate as a percentage of our total revenue from period to period.

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, variable compensation and equity-based compensation. Research and development expenses also include outside services, cloud hosting and computing costs dedicated for use by our research and development functions, operating lease costs and related office expenses, software and other subscriptions and dues and allocated overhead. We have invested, and intend to continue to invest, in developing technology to support our growth. We plan to increase our investment in research and development over the foreseeable future as we continue to grow our business, both on an absolute basis and as a percentage of our total revenue. This expected increase in research and development expenses is primarily driven by a focus on further developing our platform, although our research and development expenses may fluctuate as a percentage of our total revenue from period to period.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our executive, finance, legal, human resources and other support personnel, including salaries, benefits, equity-based compensation and variable compensation. General and administrative expenses also include outside services, software and other subscriptions and dues dedicated for use by our general administrative functions, operating lease costs and related office expenses, travel and entertainment, other corporate expenses and allocated overhead.

We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase as our business grows but will decrease as a percentage of our total revenue over time as we benefit from scale in our business, although they may fluctuate as a percentage of our total revenue from period to period.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenues:
Subscription	$103,133	$71,843	$198,820	$135,921
License	6,905	6,652	13,084	13,444
Professional services and other	7,463	8,009	15,888	15,958
Total revenue	117,501	86,504	227,792	165,323
Cost of revenues:
Subscription	26,515	17,939	49,621	33,881
Professional services and other(1)	10,460	10,784	21,382	20,610
Total cost of revenue	36,975	28,723	71,003	54,491
Gross profit	80,526	57,781	156,789	110,832
Operating expenses:
Sales and marketing(1)	52,216	46,744	100,525	94,015
Research and development(1), (2)	19,952	13,226	36,876	25,755
General and administrative(1)	19,929	14,058	36,339	28,785
Total operating expenses	92,097	74,028	173,740	148,555
Loss from operations	(11,571)	(16,247)	(16,951)	(37,723)
Interest income, net	1,661	1,046	3,297	1,569
Other income (expense), net	2,391	5	1,491	(1,822)
Loss before income taxes	(7,519)	(15,196)	(12,163)	(37,976)
Provision for income taxes	331	175	646	470
Net loss	$(7,850)	$(15,371)	$(12,809)	$(38,446)

(1)
Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of professional services and other	$—	$—	$—	$15
Sales and marketing	918	1,894	1,274	3,123
Research and development	1,149	105	1,254	309
General and administrative	652	933	1,304	2,213
Total equity-based compensation	$2,719	$2,932	$3,832	$5,660

(2)
Amounts include certain expenses incurred with related parties. See Note 12 to OneStream Software LLC’s unaudited condensed consolidated financial statements included elsewhere in this report.

The following table presents the components of our results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Subscription	88%	83%	87%	82%
License	6	8	6	8
Professional services and other	6	9	7	10
Total revenue	100	100	100	100
Cost of revenues:
Subscription	23	21	22	20
Professional services and other	9	12	9	12
Total cost of revenue	31	33	31	33
Gross margin	69	67	69	67
Operating expenses:
Sales and marketing	44	54	44	57
Research and development	17	15	16	16
General and administrative	17	16	16	17
Total operating expenses	78	86	76	90
Loss from operations	(10)	(19)	(7)	(23)
Interest income, net	1	1	1	1
Other income (expense), net	2	—	1	(1)
Loss before income taxes	(6)	(18)	(5)	(23)
Provision for income taxes	—	—	—	—
Net loss	(7)%	(18)%	(6)%	(23)%

* Totals of percentage of revenue may not sum due to rounding.

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenues

	Three Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Subscription	$103,133	$71,843	44%
License	6,905	6,652	4
Professional services and other	7,463	8,009	(7)
Total revenue	$117,501	$86,504	36

Total revenue was $117.5 million for the three months ended June 30, 2024 compared to $86.5 million for the three months ended June 30, 2023, an increase of $31.0 million, or 36%.

Subscription revenue was $103.1 million, or 88% of total revenue, for the three months ended June 30, 2024 compared to $71.8 million, or 83% of total revenue, for the three months ended June 30, 2023. The increase of $31.3 million, or 44%, in subscription revenue was primarily driven by the acquisition of new customers and existing customers expanding their use of our platform.

License revenue was $6.9 million, or 6% of total revenue, for the three months ended June 30, 2024 compared to $6.7 million, or 8% of total revenue, for the three months ended June 30, 2023. The increase of $0.2 million, or 4%, in license revenue was primarily driven by expanding relationships with existing customers. We generated the majority of our revenue during the three months ended June 30, 2024 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $7.5 million, or 6% of total revenue, for the three months ended June 30, 2024 compared to $8.0 million, or 9% of total revenue, for the three months ended June 30, 2023. The decrease of $0.5 million, or 7%, was primarily due to timing of our customers’ implementation projects.

Cost of Revenues

	Three Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Subscription	$26,515	$17,939	48%
Professional services and other	10,460	10,784	(3)
Total cost of revenue	$36,975	$28,723	29

Total cost of revenue was $37.0 million for the three months ended June 30, 2024 compared to $28.7 million for the three months ended June 30, 2023, an increase of $8.3 million, or 29%.

Cost of subscription revenue was $26.5 million for the three months ended June 30, 2024 compared to $17.9 million for the three months ended June 30, 2023, an increase of $8.6 million, or 48%. The increase in cost of subscription revenue was primarily due to an increase in third-party direct server and cloud storage costs of $7.2 million to accommodate higher customer demand and an increase in employee compensation costs of $0.9 million related to higher headcount.

Cost of professional services and other revenue was $10.5 million for the three months ended June 30, 2024 compared to $10.8 million for the three months ended June 30, 2023, a decrease of $0.3 million, or 3%. The decrease in cost of professional services and other revenue was primarily due to timing of our customers’ implementation projects.

Gross Profit and Gross Margin

	Three Months Ended June 30,
	2024	2023	% Change
	(dollars in thousands)
Software gross profit	$83,523	$60,556	38%
Professional services and other gross profit	(2,997)	(2,775)	8
Total gross profit	$80,526	$57,781	39
Software gross margin	76%	77%
Professional services and other gross margin	(40)	(35)
Total gross margin	69	67

Gross profit was $80.5 million for the three months ended June 30, 2024 compared to $57.8 million for the three months ended June 30, 2023, an increase of $22.7 million, or 39%. The increase in gross profit was primarily the result of the acquisition of new customers and existing customers expanding their use of our platform.

Gross margin was 69% for the three months ended June 30, 2024 compared to 67% for the three months ended June 30, 2023. The increase in gross margin was primarily the result of sales mix.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$52,216	$46,744	12%
Research and development	19,952	13,226	51
General and administrative	19,929	14,058	42
Total operating expenses	$92,097	$74,028	24
Percentage of total revenue:
Sales and marketing	44%	54%
Research and development	17	15
General and administrative expenses	17	16

Sales and Marketing

Sales and marketing expenses were $52.2 million for the three months ended June 30, 2024 compared to $46.7 million for the three months ended June 30, 2023, an increase of $5.5 million, or 12%. The increase was primarily driven by an increase of $5.4 million in outside services.

Research and Development

Research and development expenses were $20.0 million for the three months ended June 30, 2024 compared to $13.2 million for the three months ended June 30, 2023, an increase of $6.7 million, or 51%. The increase was primarily driven by an increase in employee compensation costs of $4.8 million, related to an increase in headcount and equity-based compensation related to the DataSense acquisition of $1.0 million, and increases in outside services and software subscriptions of $0.9 million.

General and Administrative

General and administrative expenses were $19.9 million for the three months ended June 30, 2024 compared to $14.1 million for the three months ended June 30, 2023, an increase of $5.8 million, or 42%. The increase was primarily driven by an increase in employee compensation costs of $2.4 million related to increased headcount, an increase in IPO-related costs of $1.6 million and an increase in outside services and software subscriptions of $0.5 million.

Other Income and Expenses

Interest Income, Net

	Three Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Interest income, net	$1,661	$1,046	59%

Interest income, net was $1.7 million for the three months ended June 30, 2024 compared to $1.0 million for the three months ended June 30, 2023, an increase of $0.7 million, or 59%. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income (Expense), net

	Three Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Other income, net	$2,391	$5	NM

NM = Not Meaningful.

Other income, net was $2.4 million for the three months ended June 30, 2024, which was primarily comprised of the gain on remeasurement of the previously held equity interest in DataSense of $2.4 million.

Provision for Income Taxes

	Three Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Provision for income taxes	$331	$175	89%

Provision for income taxes was $0.3 million for the three months ended June 30, 2024 compared to $0.2 million for the three months ended June 30, 2023. Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We do not pay or provide for federal income taxes because OneStream Software LLC is treated as a partnership for U.S. federal income tax purposes.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenues

	Six Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Subscription	$198,820	$135,921	46%
License	13,084	13,444	(3)
Professional services and other	15,888	15,958	(0)
Total revenue	$227,792	$165,323	38

Total revenue was $227.8 million for the six months ended June 30, 2024 compared to $165.3 million for the six months ended June 30, 2023, an increase of $62.5 million, or 38%.

Subscription revenue was $198.8 million, or 87% of total revenue, for the six months ended June 30, 2024 compared to $135.9 million, or 82% of total revenue, for the six months ended June 30, 2023. The increase of $62.9 million, or 46%, in subscription revenue was primarily driven by the acquisition of new customers and existing customers expanding their use of our platform.

License revenue was $13.1 million, or 6% of total revenue, for the six months ended June 30, 2024 compared to $13.4 million, or 8% of total revenue, for the six months ended June 30, 2023. The decrease of $0.3 million, or 3%, in license revenue was primarily driven by our continued shift to a SaaS-based model from our license-based model. We generated the majority of our revenue for the six months ended June 30, 2024 and 2023 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $15.9 million, or 7% of total revenue, for the six months ended June 30, 2024 compared to $16.0 million, or 10% of total revenue, for the six months ended June 30, 2023. The decrease of $0.1 million was primarily driven by our strategy of leveraging our growing partner network to provide implementation services.

Cost of Revenues

	Six Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Subscription	$49,621	$33,881	46%
Professional services and other	21,382	20,610	4
Total cost of revenue	$71,003	$54,491	30

Total cost of revenue was $71.0 million for the six months ended June 30, 2024 compared to $54.5 million for the six months ended June 30, 2023, an increase of $16.5 million, or 30%.

Cost of subscription revenue was $49.6 million for the six months ended June 30, 2024 compared to $33.9 million for the six months ended June 30, 2023, an increase of $15.7 million, or 46%. The increase in cost of subscription revenue was primarily due to an increase in third-party direct server and cloud storage costs of $13.1 million to accommodate higher customer demand and an increase in employee compensation costs of $1.5 million related to higher headcount.

Cost of professional services and other revenue was $21.4 million for the six months ended June 30, 2024 compared to $20.6 million for the six months ended June 30, 2023, an increase of $0.8 million, or 4%. The increase in cost of professional services and other revenue was primarily due to timing of our customers’ implementation projects.

Gross Profit and Gross Margin

	Six Months Ended June 30,
	2024	2023	% Change
	(dollars in thousands)
Software gross profit	$162,283	$115,484	41%
Professional services and other gross profit	(5,494)	(4,652)	18
Total gross profit	$156,789	$110,832	41
Software gross margin	77%	77%
Professional services and other gross margin	(35)	(29)
Total gross margin	69	67

Gross profit was $156.8 million for the six months ended June 30, 2024 compared to $110.8 million for the six months ended June 30, 2023, an increase of $46.0 million, or 41%. The increase in gross profit was primarily the result of the acquisition of new customers and existing customers expanding their use of our platform.

Gross margin was 69% for the six months ended June 30, 2024 compared to 67% for the six months ended June 30, 2023. The increase in gross margin was primarily the result of sales mix.

Operating Expenses

	Six Months Ended June 30,
	2024	2023	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$100,525	$94,015	7%
Research and development	36,876	25,755	43
General and administrative	36,339	28,785	26
Total operating expenses	$173,740	$148,555	17
Percentage of total revenue:
Sales and marketing	44%	57%
Research and development	16	16
General and administrative expenses	16	17

Sales and Marketing

Sales and marketing expenses were $100.5 million for the six months ended June 30, 2024 compared to $94.0 million for the six months ended June 30, 2023, an increase of $6.5 million, or 7%. The increase was primarily driven by an increase of $5.0 million in outside services.

Research and Development

Research and development expenses were $36.9 million for the six months ended June 30, 2024 compared to $25.8 million for the six months ended June 30, 2023, an increase of $11.1 million, or 43%. The increase was primarily driven by an increase in employee compensation costs of $7.1 million related to an increase in headcount and annual merit increases and increases in outside services and software subscriptions of $2.3 million.

General and Administrative

General and administrative expenses were $36.3 million for the six months ended June 30, 2024 compared to $28.8 million for the six months ended June 30, 2023, an increase of $7.5 million, or 26%. The increase was primarily driven by increases in employee compensation costs of $3.2 million related to increased headcount and annual merit increases, IPO-related costs of $1.7 million, outside services and software subscription costs of $0.9 million and bad debt expense of $0.7 million in line with the growth in our contract asset balances.

Other Income and Expenses

Interest Income, Net

	Six Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Interest income, net	$3,297	$1,569	110%

Interest income, net was $3.3 million for the six months ended June 30, 2024 compared to $1.6 million for the six months ended June 30, 2023, an increase of $1.7 million, or 110%. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income (Expense), net

	Six Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Other income (expense), net	$1,491	$(1,822)	NM

NM = Not Meaningful.

Other income, net was $1.5 million for the six months ended June 30, 2024 compared to other expense, net of $1.8 million for the six months ended June 30, 2023. Other income, net of $1.5 million for the six months ended June 30, 2024 consists primarily of the gain on remeasurement of the previously held equity interest in DataSense of $2.4 million, partially offset by $1.2 million of losses from foreign currency translation. Other expense, net of $1.8 million for the six months ended June 30, 2023 consists primarily of $3.0 million of previously capitalized deferred costs associated with our prior IPO process that were impaired in the first quarter of 2023, partially offset by gains on marketable equity securities of $1.2 million.

Provision for Income Taxes

	Six Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Provision for income taxes	$646	$470	37%

Provision for income taxes was $0.6 million for the six months ended June 30, 2024 compared to $0.5 million for the six months ended June 30, 2023, an increase of $0.1 million, or 37%. Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We do not pay or provide for federal income taxes because OneStream Software LLC is treated as a partnership for U.S. federal income tax purposes.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe that non-GAAP operating loss and free cash flow, the non-GAAP financial measures presented in this report, provide users of our financial information with additional useful information in evaluating our performance and liquidity and allows them to more readily compare our results across periods without the effect of non-cash items and other items as detailed below. Additionally, our management and board of directors use our non-GAAP financial measures to evaluate our performance and liquidity, identify trends and make strategic decisions.

There are limitations to the use of the non-GAAP financial measures presented in this report. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. Our non-GAAP financial measures should not be considered in isolation or as alternatives to income (loss) from operations, net cash provided by (used in) operating activities or any other measure of financial performance calculated and presented in accordance with GAAP.

Non-GAAP Operating Loss

We define non-GAAP operating loss as loss from operations adjusted for non-cash, non-operational and non-recurring items, including equity-based compensation expense and amortization of acquired intangible assets.

The principal limitation of non-GAAP operating loss is that it excludes significant expenses and income that are required by GAAP to be recorded in our consolidated financial statements, including non-cash expenditures under contractual commitments, equity-based compensation expense, amortization of acquired intangible assets and the impact of non-recurring charges that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP operating loss to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Loss from operations	$(11,571)	$(16,247)	$(16,951)	$(37,723)
Equity-based compensation expense	2,719	2,932	3,832	5,660
Amortization expense	183	—	183	—
Non-GAAP operating loss	$(8,669)	$(13,315)	$(12,936)	$(32,063)

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment.

The principal limitations of free cash flow are that it does not reflect our future capital commitments and it does not represent the total increase or decrease in our cash balance for a given period.

The following table provides a reconciliation of free cash flow to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$8,114	$798	$33,654	$(1,158)
Purchases of property and equipment	(410)	(1,024)	(1,100)	(1,444)
Free cash flow	7,704	(226)	32,554	(2,602)
Net cash (used in) provided by investing activities	$(8,004)	$(1,024)	$(8,694)	$85,803
Net cash used in financing activities	$(694)	$(19)	$(1,045)	$(3,299)

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception we have financed operations primarily through the sale of equity securities and payments received from our customers. As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $140.5 million, which were held primarily for working capital purposes, and the undrawn portion of our credit facility of $150.0 million. Our cash and cash equivalents consisted of money market funds and bank deposits. We believe our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our projected operating requirements and known contractual obligations for at least the next 12 months.

A substantial source of our cash is from our deferred revenue, as we generally invoice customers in equal annual installments at the beginning of each year within the contractual period. Deferred revenue, which is included on our consolidated balance sheets as a liability, consists of the unearned portion of billed fees for our subscriptions, which we recognize as revenue as our performance obligations are satisfied in accordance with our revenue recognition policy. As of June 30, 2024, we had deferred revenue of $196.8 million, of which $193.5 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal rates, the timing and extent of spend to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings and the continuing market acceptance of the platform. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Credit Facility

In January 2020, we entered into a credit facility that allowed us to incur up to $50.0 million aggregate principal amount of revolver borrowings. In October 2023, we amended and restated our credit facility to, among other things, increase the borrowing capacity to $150.0 million and extend the revolving credit maturity date to October 27, 2028. As of June 30, 2024, we had no borrowings outstanding under our credit facility.

Under the terms of the credit facility, we have the option to borrow funds as either a secured overnight financing rate, or SOFR, loan or an alternate base rate, or ABR, loan. Any advances drawn on the credit facility incur interest at an annual rate equal to the SOFR plus 250 basis points for SOFR loans or the ABR plus 150 basis points for ABR loans. The ABR is based on a rate per year equal to the greatest of (1) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period plus 1%. Any undrawn portion of the credit facility is subject to a fee of 0.25% per year.

The credit facility is secured by substantially all our assets and contains certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens and the payment of dividends. We must also not permit the ratio of our indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and we are required to maintain $50.0 million in liquidity. We were in compliance with the covenants contained in the agreement as of June 30, 2024.

Initial Public Offering

On July 25, 2024, in connection with our IPO, we issued and sold 21,729,333 shares of our Class A common stock at a public offering price of $20.00 per share, resulting in net proceeds to us of $402.9 million, after deducting the underwriting discount of $25.0 million and offering expenses of $6.7 million. See the section titled “Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from the IPO” included in Part II, Item 2 of this report for additional details. We used the net proceeds from the IPO to (1) purchase 18,723,296 newly issued common units of OneStream Software LLC, or LLC Units, at a price per unit equal to the IPO price per share of Class A common stock, net of underwriting discounts and commissions, and (2) purchase 3,006,037 issued and outstanding LLC Units (and an equal number of shares of Class C common stock) from the continuing members of OneStream Software LLC, or the Continuing Members, at a price per unit equal to the IPO price per share of Class A common stock, net of underwriting discounts and commissions.

We only retained the net proceeds that were used to purchase newly issued LLC Units of OneStream Software LLC, which, in turn, OneStream Software LLC has used to pay a portion of the expenses of the IPO, and will use to pay the remaining unpaid expenses of the IPO, and for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may cause OneStream Software LLC to use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. However, we do not have agreements or commitments for any material acquisitions or investments at this time.

Tax Receivable Agreement

Concurrent with the completion of the Reorganization Transactions we became a party to the Tax Receivable Agreement, or the TRA, described in Note 3, “Subsequent Events” to OneStream Inc.’s unaudited balance sheets included in Part I, Item 1 of this report.

Under the TRA, we are generally required to pay cash to the parties thereto, which we refer to as the TRA Members and which include KKR and other Continuing Members and certain pre-IPO members of OneStream Software LLC that were corporations that merged with and into OneStream, Inc. as part of the Reorganization Transactions, in the amount of 85% of the applicable savings, if any, in income tax that we realize, or that we are deemed to realize, as a result of (1) certain tax attributes that are created as a result of the exchanges or redemptions of their LLC Units (calculated under certain assumptions), (2) any net operating losses available to us as a result of the mergers completed as part of the Reorganization Transactions, or the Blocker Mergers, (3) tax benefits related to imputed interest and (4) payments under such TRA. We will continue to be required to make such payments to the TRA Members even after they have exchanged or redeemed all of their LLC Units.

The payment obligations under the TRA are obligations of OneStream, Inc. and not of OneStream Software LLC. We expect that the payments that we will be required to make to the TRA Members will be substantial.

Any payments made by us to the TRA Members will generally reduce the amount of overall cash flow that might have otherwise been available to us or to OneStream Software LLC and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us.

Our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, deterring or preventing certain mergers, asset sales, other forms of business combination or other changes of control. We might need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient and there can be no assurance that we will be able to finance our obligations under the TRA.

Cash Flows

The following table summarizes our cash flow activities for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) by operating activities	$33,654	$(1,158)
Net cash (used in) provided by investing activities	(8,694)	85,803
Net cash used in financing activities	(1,045)	(3,299)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 of $33.7 million was the result of a net loss of $12.8 million and other noncash operating activities of $2.0 million, which were more than offset by noncash charges for amortization of deferred commissions of $9.5 million, equity-based compensation of $3.8 million, depreciation and amortization of $1.5 million, noncash operating lease expense of $1.4 million, and bad debt expense of $1.6 million. Changes in working capital were favorable to cash flows from operating activities by $30.7 million primarily due to a decrease in accounts receivable, net of $15.0 million, an increase in deferred revenue balances of $14.2 million due to increased customer billings, a decrease in accounts payable of $14.1 million and a decrease in prepaid expenses and other assets of $2.6 million, partially offset by an increase in deferred commissions of $11.7 million related to an increase in software sales and a decrease in accrued and other liabilities of $3.6 million.

Net cash used in operating activities for the six months ended June 30, 2023 of $1.2 million was due to a net loss of $38.4 million, which was partially offset by noncash charges for amortization of deferred commissions of $7.7 million, equity-based compensation of $5.7 million, depreciation and amortization of $1.5 million, noncash operating lease expense of $1.4 million, bad debt expense of $0.8 million and other noncash operating activities of $1.7 million. Changes in working capital were favorable to cash flows from operating activities by $18.5 million primarily due to a decrease in accounts receivable, net of $13.4 million, an increase in deferred revenue balances of $24.1 million due to increased customer billings and an increase in accrued and other liabilities of $0.8 million, partially offset by a decrease in accounts payable of $3.3 million, an increase of prepaid expenses and other assets of $5.8 million and an increase in deferred commissions of $10.7 million related to an increase in software sales.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 of $8.7 million consisted of net cash used to acquire DataSense LLC of $7.6 million and purchases of property and equipment of $1.1 million, related primarily to leasehold improvements to support our expanding footprint.

Net cash provided by investing activities for the six months ended June 30, 2023 of $85.8 million consisted primarily of proceeds from the sale of marketable securities of $87.2 million, which was partially offset by purchases of property and equipment of $1.4 million, related primarily to leasehold improvements to support our expanding footprint.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 of $1.0 million consisted entirely of payments for deferred offering costs incurred in connection with the IPO.

Net cash used in financing activities for the six months ended June 30, 2023 of $3.3 million consisted primarily of $3.5 million of repayments of borrowings on our credit facility, which was partially offset by $0.2 million of proceeds from the exercise of common unit options of OneStream Software LLC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2024:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
		(in thousands)
Operating lease obligations	$23,644	$2,121	$7,625	$7,372	$6,526
Purchase obligations	34,162	9,815	24,347	—	—
Total	$57,806	$11,936	$31,972	$7,372	$6,526

In addition to the contractual obligations included in the table above, in 2022 we entered into a five-year commercial agreement with a vendor pursuant to which we have committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement. As of June 30, 2024, our total remaining commitment under this agreement was $210.2 million.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements and the related notes thereto included elsewhere in this report in conformity with GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience and business valuations. Actual amounts could differ from those estimated at the time the condensed consolidated financial statements are prepared.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus. During the three months ended June 30, 2024, there were no material changes to our critical accounting policies from those described in the Prospectus other than policies added for business combinations and goodwill as described in Note 2, “Significant Accounting Policies” to OneStream Software LLC’s unaudited condensed consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

Recent Accounting Pronouncements

See Note 2 to OneStream Software LLC’s unaudited condensed consolidated financial statements included in Part I, Item 1 in this Form 10-Q for recent accounting pronouncements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Risk

While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Swiss Franc, Canadian Dollar, Swedish Krona, Australian Dollar, Mexican Peso, South African Rand, Danish Krone and Singapore Dollar, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. We benefit from the fact that the vast majority of the revenue we collect in each country in which we have operations is principally denominated in the same currency as the operating expenses we incur in that country, providing us with a natural hedge. Our international branches maintain certain asset and liability balances that are denominated in the functional currencies of these branches. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses and cash flows.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts because exchange rate fluctuations have not had a material impact on our operating results and cash flows.

Interest Rate Risk

As of June 30, 2024, we had $140.5 million of cash and cash equivalents, which consisted primarily of money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Borrowings on our credit facility incur interest at the rates described in the section titled “—Liquidity and Capital Resources—Credit Facility.” We do not believe that a hypothetical 10% change in interest rates would have had a material impact on our operating results or cash flows for the periods presented in this report.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs, including employee wages and benefits and other operating expenses, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are involved in various legal proceedings arising from the normal course of business. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and OneStream, Inc.’s unaudited balance sheets and OneStream Software LLC’s unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition or prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Business and Industry

Our recent rapid growth may not be sustainable or indicative of our future growth.

Our recent rapid growth may not be sustainable or indicative of our future growth. Even though the number of customers that use our platform has grown rapidly in recent years, there can be no assurance that we will be able to attract new customers, retain existing customers or increase adoption of our platform. You should not rely on our historical revenue growth as an indication of our future performance.

Our ability to attract new customers, retain revenue from existing customers or increase adoption of our platform by both new and existing customers is impacted by a number of factors, including:

•
the effectiveness of our sales and marketing efforts, both domestically and internationally;
•
our ability to increase awareness of our brand and successfully compete with other companies;
•
competitive factors, including the introduction of competing products, discount pricing and other strategies that may be implemented by our competitors;
•
our ability to respond to the changing needs of our potential and existing customers, timely enhance our platform and core solutions, and develop and offer new applications on the OneStream Solution Exchange;
•
our ability to maintain high-quality customer support;
•
our ability to attract and retain partners;
•
our ability to expand into new markets and industries;
•
our ability to expand internationally;
•
actual or perceived privacy, data protection or security breaches or incidents;
•
the frequency and severity of any system outages, technological changes or similar issues;

•
our ability to successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our business; and
•
various external factors beyond our control, including adverse macroeconomic conditions and other events that negatively impact customer demand or lengthen our sales cycles.

We might have difficulty attracting potential customers that have already invested substantial personnel and financial resources to integrate legacy products, applications and modules into their businesses, as such organizations might be reluctant or unwilling to invest in our platform. As we continue to invest in our sales and marketing initiatives, there can be no assurance that our investments and efforts will result in new customers, increased sales to existing customers or additional revenue. If we fail to attract new customers, or maintain and expand existing customer relationships, our revenue will grow more slowly than expected or may not grow at all and our business will be harmed.

In addition, our rapid growth may make it difficult to evaluate our future prospects. As we have a limited history of operations at our current scale, our ability to forecast our future operating results and plan for and model future growth is more limited than that of companies with longer operating histories and is subject to a number of uncertainties, including volatile macroeconomic conditions that may negatively impact our customers’ or potential customers’ willingness to purchase our platform. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed.

Our focus on long-term value over short-term results may also impact our future growth. We may make strategic decisions that may not maximize our short-term revenue or profitability if we believe that the decisions are consistent with our mission to deliver customer success and will improve our financial performance over the long-term.

Our business could be harmed if we fail to manage our operations to support our rapid growth and potential future growth.

Our rapid growth has placed, and might continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow, or grow at the same rates, as in prior periods. Continuing to create a centrally managed global organization with a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continually improve our operational, financial and management controls and our reporting procedures and we might not be able to do so effectively, which could harm our business, operating results and financial condition. In addition, we might be unable to manage our expenses effectively in the future, which might negatively impact our gross margins or operating expenses in any particular quarter. Moreover, if we fail to manage our anticipated growth in operations and employee headcount in a manner that preserves the key aspects of our corporate culture, the quality of our platform might suffer, which could harm our brand and reputation, and our ability to retain and attract customers.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We have a history of operating losses and we expect to continue to incur net losses for the foreseeable future as we continue to scale our business. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or sustain profitability in the future.

We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform and applications and to grow our business, including:

•
investments in sales and marketing, including expanding our sales force and our customer service team and increasing market awareness of our platform;
•
investments in our research and development team and in the enhancement of our platform and core solutions and the development of new applications;
•
expanding our operations, infrastructure and facilities, including our international operations; and
•
hiring additional employees.

We have incurred and will continue to incur increased compliance costs associated with growth and the expansion of our customer base, and we will also continue to incur new costs associated with being a public company. Our efforts to grow our business may be costlier than we expect, our revenue growth may be slower than we expect and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and our Class A common stock may significantly decrease.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results and financial condition.

Our market is intensely competitive and characterized by rapid changes in customer requirements, industry standards, new discrete product introductions and incremental improvements of legacy systems. Our competitors vary in size and in the breadth and scope of the products and services they offer. We primarily compete with providers of financial consolidation, reporting, planning or analytics software, including legacy players such as Oracle, SAP and Infor and point product providers such as Anaplan, Blackline, Wolters Kluwer and Workday.

We anticipate continued competitive challenges from current competitors who address different aspects of our offerings, and in many cases, these competitors are more established and enjoy greater resources than we do. We also expect competitive challenges from new entrants into our industry. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:

•
greater name recognition, longer operating histories and larger customer bases;
•
larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;
•
broader, deeper or otherwise more established relationships with customers and partners;
•
wider geographic presence or greater access to larger customer bases;
•
greater focus in specific geographies or industries;
•
lower labor and research and development costs;
•
larger and more mature intellectual property portfolios;
•
more advanced AI and machine learning capabilities and products; and
•
substantially greater financial, technical and other resources to provide support, make acquisitions, hire talent and develop new products.

Some of our competitors have made or could make acquisitions of businesses or could enter into strategic partnerships, including partnerships with cloud providers, that allow them to offer more competitive and comprehensive products or pricing terms. As a result, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these platforms and applications to market, initiate or withstand substantial price competition or develop and expand their product and service offerings more quickly than we can. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid‑size software firms and consequently customers’ willingness to purchase from such firms.

If we are unable to compete successfully against our current or potential competitors, we may experience lower sales, price reductions, reduced margins and loss of market share or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business. In addition, companies competing with us may have an entirely different pricing model. We may be required to revise our pricing or make substantial additional investments in research, development, marketing and sales in order to respond to such competitive threats. We cannot assure you that we will be able to compete successfully against our current or potential competitors. If we are unable to anticipate or effectively react to these competitive challenges, or if competing successfully requires us to take costly actions in response to the actions of our competitors, we could experience a decline in our growth rate and revenue that could adversely affect our business, operating results and financial condition.

If our industry does not continue to develop as we anticipate or if potential customers do not continue to adopt our platform and applications, our sales will not grow as quickly as expected, or at all, and our business, operating results and financial condition would be harmed.

We are focused on creating a modern, unified platform for the Office of the CFO in a rapidly evolving industry and market acceptance of our platform is critical to our continued success. Our platform and applications are relatively new, continue to evolve and have been developed to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not increasingly allocate their budgets to solutions like ours or if we do not succeed in convincing potential customers that our platform should be an integral part of their approach to their enterprise performance management, or EPM, our sales might not grow as quickly as anticipated, or at all. Our business is substantially dependent on businesses recognizing that EPM inefficiencies are pervasive and are not effectively addressed by legacy approaches. Economic uncertainty or volatility, or future deterioration in general economic, market, political or social conditions, might also cause our customers to cut or delay their information technology or other business spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our platform as too costly or as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, operating results, financial condition and growth prospects will be materially and adversely affected.

If our platform or applications contain serious errors or defects, we might lose revenue and market acceptance and suffer harm to our reputation, and might incur costs to defend or settle product liability claims.

Complex solutions such as ours can contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal and third-party testing and testing by our customers, our current and future platform, core solutions and applications might contain serious defects, which could result in lost revenue or a delay in market acceptance. Because our customers use our platform and applications for critical enterprise functions, such as assisting in the financial close or account reconciliation process, any errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to such claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, such a claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our platform.

Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms or if they do not add more users, our business, operating results and financial condition will be adversely affected.

In order for us to maintain or improve our business, operating results and financial condition, it is important that our customers renew their subscriptions when their contract term expires and add additional users to their subscriptions. Our initial subscription term is typically three years, but can range from less than one year up to ten years. Our customers have no obligation to renew their subscriptions after the expiration of their existing subscription period. Although our customer retention rate has been high historically, we cannot assure you that we will not experience lower customer retention rates in the future, or that we will be able to accurately predict renewal rates. Our customers may decide not to renew their subscriptions at all, or may decide not to renew with a similar contract period, at the same prices or terms, or with the same or a greater number of users. Our customer retention may decline or fluctuate as a result of a number of factors, many of which are beyond our control, including our customers’ satisfaction with our platform and applications, the quality of our professional services and customer support, our prices, the features and pricing of competing products, reductions in our customers’ spending levels, customer adoption and expanded use of our platform, mergers and acquisitions involving our customers and uncertain or deteriorating general economic conditions. Our ability to increase the number of users may also be negatively impacted by current and future AI capabilities that may reduce or replace our customers’ need for existing or future employees who are or would be potential users of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms or if they do not add more users, our business, operating results and financial condition will be adversely affected.

Our sales cycles can be long and unpredictable, particularly with respect to large enterprises, and our sales efforts require considerable time and expense.

Our results of operations may fluctuate, in part, because of the complexity of customer problems that our platform and applications address, the resource‑intensive nature of our sales efforts, the length and variability of our sales cycles and the difficulty in making short‑term adjustments to our operating expenses. The timing of our sales is difficult to predict. The average length of our sales cycle, from initial evaluation to payment for our subscriptions and licenses, is four to eight months, but can vary substantially from customer to customer and can extend over a number of years for some customers. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. Customers often undertake a prolonged evaluation process, which frequently involves not only our platform but also other companies’ products. In addition, the size of potential customers may lead to longer sales cycles. For instance, we invest resources into sales to large organizations, and large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure and approval requirements, all of which can lengthen our sales cycle. Our ability to close sales during long sales cycles has in the past been, and may in the future be, negatively impacted by events outside of our control, such as labor union strikes and volatile macroeconomic conditions. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform and core solutions. Large organizations may demand additional features, support services and pricing concessions or require additional security management or control features. We may spend substantial time, effort and money on sales efforts to large organizations without any assurance that our efforts will produce any sales. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.

Individual sales tend to be large as a proportion of our overall sales, which impacts our ability to plan and manage cash flows and margins. These large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our business, operating results and financial condition could be adversely affected. In addition, within each quarter, it is difficult to project the month in which a sale will close. Therefore, it is difficult to determine whether we are achieving our quarterly expectations or will achieve annual expectations until near the end of the quarter or year, as applicable. Most of our expenses are relatively fixed or require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis, and our margins and cash flows may differ from expectations.

Our revenue growth depends in part on the success of our strategic relationships with third parties, including go-to-market and implementation partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results and financial condition could be adversely affected.

We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, including go-to-market, implementation and development partners. We plan to continue to establish and maintain similar strategic relationships in certain industry verticals and otherwise, and we expect our go-to-market partners to become an increasingly important aspect of our business. However, these strategic relationships could limit our ability in the future to compete in certain industry verticals and, depending on the success of our partners and the industries that those partners operate in generally, may negatively impact our business because of the nature of strategic alliances, exclusivity provisions, or otherwise. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

Our future revenue growth and ability to achieve and sustain profitability depends in part on our ability to identify, establish and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. To the extent we do identify such partners, we cannot be certain that we will be able to negotiate commercially attractive terms with any strategic partner, if at all. In addition, all implementation partners must be trained to implement our platform. In order to develop and expand our go-to-market channels, we must continue to develop and improve our processes for go-to-market partner introduction and implementation partner training. The success of our partner training programs is critical to our ability to provide adequate customer support and product implementation services. If we do not succeed in identifying suitable strategic partners, maintaining our relationships with such partners and upskilling them through our training programs, our business, operating results and financial condition may be adversely affected.

Moreover, we cannot guarantee that the partners with whom we have strategic relationships will continue to devote the resources necessary to expand our reach and increase our distribution. In addition, customer satisfaction with services and other support from our strategic partners may be less than anticipated, negatively impacting anticipated revenue growth and operating results. We cannot be certain that these partners will prioritize or provide adequate resources to selling our platform. Further, some of our strategic partners offer competing products or also work with our competitors. As a result of these factors, many of the companies with whom we have strategic alliances may choose to pursue alternative technologies and develop alternative products in addition to or in lieu of our platform, either on their own or in collaboration with others, including our competitors. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. Moreover, we rely on our partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our implementation partners limit the terms and conditions pursuant to which they are authorized to offer technical support and related services. If we are unsuccessful in establishing or maintaining our relationships with third parties, or if our strategic partners do not comply with their contractual obligations to us, our business, operating results and financial condition may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot assure you that these relationships will result in growing our customer or user base or increased revenue to us.

We recognize revenue from SaaS subscriptions to our platform over the terms of these subscriptions. Consequently, increases or decreases in new sales may not be immediately reflected in our operating results and may be difficult to discern.

We recognize revenue from our SaaS contracts ratably over the term of the subscription period, which is typically three years but can range from less than one year up to ten years. We recognize the majority of the revenue from our term-based and perpetual licenses when our software is first made available to the customer or upon commencement of the license term, if later, and the remainder is attributable to maintenance and support fees recognized ratably over the contract term. Following our transition to a SaaS-based model, the majority of our revenue in each quarter since the first quarter of 2023 has been derived from the recognition of revenue relating to SaaS contracts entered into during previous quarters, and we expect that trend to continue. Consequently, a decline in new or renewed SaaS contracts in any single quarter may only have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer or user expansion or retention may not be fully reflected in our operating results until future periods. In addition, a significant portion of our costs are expensed as incurred. As a result, growth in the number of new customers or users could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. As we continue to transition more existing customers to our SaaS-based pricing model it also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that renew their subscriptions on a SaaS-basis must be recognized over the applicable subscription term.

Our continued transition to a SaaS-based model could cause our operating results to fluctuate.

We began offering subscriptions to our platform under SaaS contracts in the third quarter of 2020; since 2023, customers on SaaS contracts have accounted for the majority of our total revenue and more than 90% of our new customers have been on SaaS contracts. We expect revenue from SaaS contracts to contribute an increasing portion of total revenue over time, but we may continue to offer licenses to certain customers in limited circumstances, such as government agencies or large enterprises in heavily regulated industries. Under our SaaS-based model, we generally recognize revenue ratably over the term of the contract. Our continued transition of existing customers to SaaS contracts results in revenue we otherwise would have recognized in the initial period of a perpetual or term-based license agreement being recognized in a later period. Further, certain customers with term-based license agreements may not wish to renew on a SaaS-basis when their existing contracts expire, and there can be no assurance that we will be able to convert perpetual license customers to our SaaS-based model, each of which could cause our operating results to fluctuate from period to period.

Changes in our pricing model could harm our business, operating results and financial condition.

As the markets for our platform grow, as new competitors introduce new products that compete with ours or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing model as we have historically used. Regardless of pricing model used, large customers may demand higher price discounts than in the past. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.

We have limited experience with respect to determining the optimal prices for subscriptions to our platform and paid applications offered through the OneStream Solution Exchange. We may choose not to introduce or be unsuccessful in implementing future price increases. Our competitors may introduce new products that compete with ours or reduce their prices, or we may be unable to attract new customers or retain existing customers based on our current pricing model. Given our limited operating history and limited experience with our current subscription and pricing models, we may not be able to accurately predict customer renewal or retention rates. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, operating results and financial condition.

Our quarterly results might fluctuate, and, if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our quarterly financial results might fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who might follow our stock, the price of our Class A common stock could decline substantially. Some of the important factors that might cause our revenue, operating results and cash flows to fluctuate from quarter to quarter include:

•
our ability to attract new customers and retain and increase sales to existing customers;
•
our ability to continue transitioning existing customers from term-based or perpetual licenses to SaaS subscriptions upon the expiration of their current contracts;
•
the uneven revenue contribution from customers with perpetual licenses;
•
the ability to implement our platform and core solutions, which depends in part on the availability of qualified partners and employees;
•
our ability to expand into new markets, including international markets;
•
the number of new employees added;
•
the rate of expansion and productivity of our sales force;
•
changes in our or our competitors’ pricing policies;
•
the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business, including changes in the cost of our cloud-computing arrangements with Microsoft;
•
high inflation and our ability to control our costs, including employee wages and benefits and other operating expenses;
•
new products, features or functionalities introduced by us and our competitors;
•
the amount and timing of our equity-based compensation expenses;
•
significant security breaches, technical difficulties or interruptions in the availability of our platform;
•
the timing of customer payments and payment defaults by customers;
•
general economic conditions that might harm either our customers’ ability or willingness to expand their usage of our platform, delay a prospective customer’s purchasing decision or affect customer retention;
•
changes in foreign currency exchange rates;
•
impact of applicable tax laws, rules and regulations;
•
the impact of new accounting pronouncements; and
•
the timing and the amount of grants or vesting of equity awards to employees.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our revenue, operating results and cash flows to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue, operating results and cash flows might not be meaningful and should not be relied upon as an indication of future performance.

Seasonality causes our operating results and financial metrics to fluctuate from quarter to quarter and make them more difficult to predict.

Because many of our core solutions and applications focus on finance functions, including financial close and consolidation, financial and operational planning, account reconciliation, reporting and analytics, we have historically experienced pronounced seasonality in the third and fourth quarters. We typically acquire a relatively larger proportion of our customers in these quarters as a result of procurement cycles at our target customers and timing of our customers’ phased-in implementation of our core solutions. Because our customers also include U.S. government agencies, we have experienced an increase in revenue in the fourth quarter following the end of the federal government’s fiscal year. The rapid growth in our business has offset the impact of this seasonal trend to date and, because we recognize a portion of our revenue ratably, increases or decreases in new sales, customer expansion or renewals in a given period may not be immediately reflected in revenue for that period. We expect that seasonality will continue to affect our operating results and may make them more difficult to predict.

If we fail to develop, maintain and enhance our brand and reputation cost-effectively, our business, operating results and financial condition may be adversely affected.

We believe that developing, maintaining and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our platform and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand depends on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, our ability to maintain our customers’ trust, our ability to continue to develop additional applications and use cases, and our ability to differentiate our platform and capabilities from competitive offerings. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer and user base in a variety of ways, including to give us feedback on our platform. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business, operating results and financial condition may be adversely affected. Any negative publicity relating to our employees, partners or others associated with these parties may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.

Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We sell our platform to U.S. federal, state, local and foreign governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that our efforts will generate a sale.

We have achieved FedRAMP Moderate Authorization, meaning our platform has met certain government security standards and been approved for use by U.S. federal agencies. Any change in our FedRAMP certification could impede our ability to enter into contracts with government entities. If we do not successfully manage our FedRAMP certification, our sales to governments and governmental agencies could be delayed or limited, and as a result, our business, operating results and financial condition could be adversely affected. In addition, government certification requirements for products like ours may change, thereby restricting our ability to sell into the government sector until we have attained such revised certification or certifications. Government contracting requirements may also change and, in doing so, restrict our ability to sell into the government sector until we or our partners have met government-mandated requirements. If we do not achieve and maintain compliance with government requirements, it may harm our competitive position against competitors whose offerings are able to meet these requirements. There can also be no assurance that we will secure commitments or contracts with government entities even following efforts to meet government requirements, which could harm our margins, business, operating results and financial condition. Additionally, government entities and highly regulated organizations typically have longer implementation cycles, sometimes require acceptance provisions that can lead to a delay in revenue recognition, can have more complex IT and data environments and may expect greater payment flexibility from vendors.

Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and may be less favorable than terms agreed upon with private sector customers. Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Contracts with governmental entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including but not limited to bid protests by unsuccessful bidders.

As a government contractor or subcontractor, we must comply with laws, regulations and contractual provisions relating to the formation, administration and performance of government contracts, which affect how we and our partners do business with government agencies. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to renew our subscriptions, a reduction in revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. As a result of actual or perceived noncompliance with government contracting laws, regulations or contractual provisions, we may also be subject to non-ordinary course audits and government or internal investigations which may prove costly to our business financially, divert management time or limit our ability to continue selling our platform to our government customers. These laws, regulations and contractual provisions could result in other added costs on our business, and failure to comply with these or other applicable regulations and requirements could lead to claims for damages from our partners, downward contract price adjustments or refund obligations, civil or criminal penalties, investigations, audits, termination of contracts, fines and other penalties, including, but not limited to, the federal False Claims Act. Violations of certain regulatory and contractual requirements, or failure to maintain required certifications, could also result in suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption or limitation in our ability to do business with a government would adversely impact our business, operating results, financial condition, public perception and growth prospects.

Government demand and payment for our platform is affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform. If budget appropriations are not obtained, we may face contract terminations. More generally, if sales expected from a government entity or highly regulated organization for a particular quarter are not realized in that quarter or at all, our business, operating results, financial condition and growth prospects could be adversely affected.

If we are unable to introduce and successfully implement enhancements, new features or modifications to our platform and existing core solutions, or introduce and successfully implement new applications, our business could be harmed.

As part of our growth strategy we expect to expand the number of applications available on our platform with a combination of internally developed applications and applications developed by our partner community. If we or our partners are unable to introduce and successfully implement new applications, enhancements or features, or fail to develop new applications that achieve market acceptance or that keep pace with rapid technological developments, our business, operating results, financial condition and growth prospects could be adversely affected. The success of enhancements and new applications depend on several factors, including timely completion, introduction and market acceptance.

We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems and integrate a number of different technologies, we will need to continuously modify and enhance our platform to keep pace with changes in Internet-related hardware and other software, communication, browser and database technologies. Any failure of our platform to operate effectively with future software and technologies or to evolve and scale to address the changing needs of our customers could reduce the demand for our platform or result in customer dissatisfaction. Further, uncertainties about the timing and nature of new software or technologies, or modifications to our platform or existing software or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our platform or if we fail to introduce new applications to market in a timely fashion, our platform might become less marketable, less competitive or obsolete, our revenue growth might be significantly impaired and our business, operating results and financial condition could be harmed.

If we are unable to successfully develop, implement and offer AI-enabled solutions on our platform or use AI technology in our business, our business, operating results, financial condition and growth prospects could be harmed.

We have developed and intend to continue to develop AI-enabled solutions offered through our platform and the OneStream Solution Exchange. We also expect AI technology to become more important to our operations and future growth. However, there can be no assurance that we will realize the desired or anticipated benefits from our investments in and use of AI technology. We may also fail to properly develop and implement AI technology or market our AI-enabled solutions. Our competitors or other third-parties may incorporate AI technology into their offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our operating results and growth prospects.

Additionally, our use of AI technology may expose us to claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the output that our AI technology assists in producing is, or is alleged to be, deficient, inaccurate or biased, or if such output, including the collection, use or other processing of data used to train or create such output, is, or is alleged to be, infringing on or misappropriating third-party intellectual property rights or otherwise violating applicable laws, regulations or other actual or asserted legal obligations to which we are or may become subject, our business, operating results, financial condition and growth prospects could be adversely affected. Further, our employees, and other contractors or consultants, may input inappropriate or confidential information into an AI solution, thereby compromising our business operations, which may cause business operation disruptions, diversion of the attention of management and key information technology resources, and possibly lead to security breaches or incidents, or loss of, or unauthorized access to or other processing of, our confidential information or other business data.

The legal, regulatory and policy environments around AI technology are evolving rapidly, including the recent White House executive order on the development and use of AI and the pending EU AI Act, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, which in turn may require us to spend significant time, money and other resources and make significant changes to our policies and practices. The use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.

Interruptions or performance problems associated with our platform and technology might harm our business, operating results, financial condition and reputation.

Our continued growth depends in part on the ability of our existing and potential customers to access our platform at any time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations and development teams, as well as our relationship with Microsoft for its Azure hosting services, for their continued performance. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks or other security-related incidents, natural disasters, pandemics or other catastrophic events. In some instances, we might not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the seasonal nature of financial close activities, increasing complexity of our platform and expanding user population, it might become difficult to accurately predict and timely address performance and capacity needs during peak load times and incorrect predictions may result in capacity constraints that prevent users from being able to access our platform within a reasonable amount of time or at all. To the extent that we do not effectively address capacity constraints, upgrade our systems and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results and financial condition might be harmed. Further, interruptions or performance problems with our platform may cause our customers to experience serious damage, including the loss of data. This could cause customers to lose trust and confidence in us, and our reputation could be harmed.

We provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide refunds or credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, operating results and financial condition.

Our customer contracts contain service level commitments, which contain specifications regarding the availability and performance of our platform. Any failure of or disruption to our infrastructure could impact the performance of our platform and the availability of services to customers. We may in the future be unable to meet our stated service level commitments and, if we were to suffer one or more extended periods of poor performance or unavailability of our platform, we could become contractually obligated to provide affected customers with service credits and, in certain cases, face contract termination with refunds of prepaid amounts related to unused subscriptions. In such an event, we may also be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. If we suffer performance issues, outages or downtime that exceeds the service level commitments under our contracts with our customers, our business, operating results and financial condition would be adversely affected.

We rely on a limited number of third-party data centers to deliver our cloud-based platform, and any disruption of service at these centers could harm our business.

We manage our platform and serve most of our customers using cloud-based infrastructure that is owned and operated by Microsoft. We do not control the operation of these facilities. Any changes in third-party service levels at our data centers or any disruptions or delays from errors, defects, hacking, incidents, security breaches or incidents, computer viruses or other intentional bad acts or performance problems could harm our reputation, damage our customers’ businesses and harm our business, operating results and financial condition. The third-party data centers that we use are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. If the data centers that we use were compromised or unavailable or our customers were unable to access our platform for any reason, our business and operations would be materially harmed.

Our customers have experienced disruptions and outages in accessing our platform in the past, and might in the future experience, disruptions, outages and other performance problems. Although we expend considerable effort to ensure that our platform is capable of handling existing and increased traffic levels, the ability of our cloud-based platform to effectively manage any increased capacity requirements depends on our third-party providers. Our third-party data center providers might not be able meet such performance requirements, especially to cover peak levels or spikes in traffic, and as a result, our customers might experience delays in accessing our platform or encounter slower performance in our core solutions or applications, which could significantly impair the operations of our customers. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers to terminate their subscriptions or harm our renewal rates.

If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. The provisioning of additional cloud hosting capacity requires lead time. In addition, if these services and infrastructure become unavailable because they are no longer available on commercially reasonable terms, our expenses could increase. If we are unable to maintain our relationship with, or achieve required capacity under, our agreements with Microsoft, we might be required to transfer the operation of our platform to new data center facilities, and we might incur significant costs and possible service interruption in connection with doing so.

If we are unable to ensure that our platform interoperates with a variety of third-party software applications, we may become less competitive and our business, operating results and financial condition may be harmed.

Our platform must interoperate with a variety of third-party hardware and software systems and applications. Our business will be harmed if any provider of such software systems or applications:

•
discontinues or limits our access to its software;
•
modifies its terms of service or other policies, including fees charged to, or other restrictions on us, or other platform and application developers;
•
changes how information is accessed by us or our customers;
•
establishes more favorable relationships with one or more of our competitors; or
•
develops or otherwise favors its own competitive offerings over our platform.

Third-party services and products are constantly evolving, and we may not be able to modify our platform or core solutions to assure their compatibility with those of other third parties as they continue to develop or emerge in the future, or we may not be able to make such modifications in a timely and cost-effective manner. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform or core solutions with their products or services, or exert strong business influence on our ability to, and terms on which we, operate our platform. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our platform or core solutions or gives preferential treatment to our competitors or competitive products, whether to enhance their competitive position or for any other reason, or if we are not permitted or able to integrate our platform or core solutions with these and other third-party applications in the future, our business, operating results and financial condition may be harmed.

Incorrect or improper implementation or use of our platform, core solutions or applications could result in customer dissatisfaction and harm our business, operating results, financial condition and growth prospects.

Our platform is deployed in a wide variety of technology environments and into a broad range of complex workflows. Our platform has been integrated into large-scale, enterprise-wide technology environments and specialized use cases, and our success depends on our ability, and the ability of our partner community, to implement our platform successfully in these environments. We and our implementation partners often assist our customers in implementing our platform, but many customers use a third-party service firm. If we, our implementation partners, non-certified third-parties or our customers are unable to implement our platform and core solutions successfully, or are unable to do so in a timely manner, inadequate performance might result and customer perceptions of our platform, core solutions, applications and company might be impaired, our reputation and brand might suffer, we may face legal claims, customers might choose not to renew or expand the use of our platform and we might lose opportunities for additional sales.

If we or our implementation partners fail to provide sufficient high-quality training to enable our customers to realize significant business value from our platform, we may see a decrease in customer adoption of our platform.

Our customers sometimes request training to assist them in implementing our platform and core solutions into their business and rely on our customer support personnel to resolve issues and realize the full benefits that our platform and core solutions provide. As a result, an increase in our number of customers is likely to increase demand for training. Given that our customer base continues to grow, we expect that we will need to provide more customers with training to enable them to realize significant business value from our platform. We also rely on our ecosystem of implementation partners with trained and OneStream-certified professionals that help our customers implement our platform and core solutions and provide related training. We have been increasing our implementation partners and customer enablement through our training initiatives designed to create an ecosystem of people that are skilled in the use and implementation of our platform. However, if we or our implementation partners are unable to provide sufficient high-quality training resources, our customers may not effectively implement our platform or core solutions into their business or realize sufficient business value from our platform to justify follow-on sales, which could impact our future financial performance. Additionally, if our implementation partners fail to perform to our customers’ satisfaction or if the brand for any of our implementation partners is harmed, our customers may not choose to rely on our implementation partners for implementation and training.

Any failure to offer high-quality support for our platform might harm our relationships with our customers and our financial results.

In deploying and using our platform, our customers depend on our support services to resolve complex technical and operational issues. We might be unable to respond quickly enough to accommodate short-term increases in customer demand for product support. We also might be unable to modify the nature, scope and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase our costs and harm our operating results. Increased customer demand and expansion of our customer base, including in international markets, may also require us to outsource certain technical and operational support services to third-party providers. There is no guarantee that such third parties would be able to provide an adequate level of support or that we will be able to implement an effective support escalation plan to address issues these third-party providers are unable to address or resolve to our customers’ satisfaction.

Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could harm our reputation, our ability to sell our platform to existing and prospective customers, our business, operating results and financial condition.

We depend on our executive officers and other key employees and the loss of one or more of these employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales and general and administrative functions. In particular, Mr. Shea, our co-founder and chief executive officer, provides our strategic direction, is one of our core solution architects and has built and maintained what we believe is an attractive workplace culture. From time to time, there might be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. If we are not successful in integrating new key employees into our organization, such failure could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, especially our chief executive officer, could harm our business.

The failure to attract and retain additional qualified personnel or to maintain our company culture could harm our business and prevent us from executing our business strategy.

To execute our growth plan, we must attract and retain highly qualified personnel across our business, both in the United States and internationally. Competition for personnel is intense, especially for experienced sales personnel and engineers experienced in designing and developing cloud-based solutions and applications, including products with AI and machine learning capabilities. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. If we hire employees from competitors or other companies, their former employers might attempt to assert that we or these employees have breached their legal obligations, resulting in a diversion of our time and resources. Likewise, if competitors hire our employees, we might divert time and resources to deterring any breach by our former employees or their new employers of their legal obligations. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it might harm our ability to recruit and retain highly-skilled employees. Further, laws and regulations, such as restrictive immigration laws or export control laws, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture and career development opportunities. We may fail to identify, attract and retain talented and diverse employees who support our corporate culture that we believe fosters innovation, teamwork, diversity and inclusion, and which we believe is critical to our success. If we fail to identify, attract, develop and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be severely harmed. As we continue to grow and further develop our public company infrastructure, we may find it difficult to maintain our company culture.

In particular, increasing our customer and user base and sales will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force to obtain new customers. We plan to continue to expand our direct sales force and marketing team over time, both domestically and internationally. We believe that there is significant competition for experienced sales and marketing professionals with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. Our recent hires and planned hires might not become as productive as quickly as we expect, and we might be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

Unfavorable macroeconomic conditions that impact us or our customers or potential customers could adversely affect our business, operating results, financial condition and growth prospects.

Recent macroeconomic conditions, including fluctuations in inflation, higher interest rates, which can increase borrowing costs, global banking system instability, wars and conflicts in Ukraine/Russia, Israel/Gaza and throughout the Middle East, other geopolitical tensions, labor strikes and the remaining effects of the COVID-19 pandemic, have negatively impacted the global economy, disrupted global supply chains and created continued uncertainty, volatility and disruption of financial markets. They have also caused customers and potential customers to optimize consumption, rationalize budgets and prioritize cash flow management. As a result, we have experienced, and may in the future experience, the lengthening of sales cycles and a negative impact on customer acquisition and renewals, customer collections and our sales and marketing efforts. These and other direct and indirect impacts of unfavorable macroeconomic conditions on us and our customers and potential customers could adversely affect our business, operating results, financial condition and growth prospects.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.

Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents, available borrowings under our credit facility and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock. Our credit facility includes, and any future debt financing could involve, restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, development efforts and to respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be adversely affected.

We may acquire or invest in other businesses, products or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We may acquire or invest in other businesses, products or technologies that we believe could further complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of our management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not they are completed. If we do complete acquisitions or investments, we may not ultimately strengthen our competitive position or achieve our goals, and any transactions we complete could be viewed negatively by customers, partners or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the operating results of the combined company could be adversely affected. In addition, we may not successfully evaluate or use the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, we cannot guarantee that any company we may acquire appropriately created, maintained or enforced intellectual property rights in their technology, potentially subjecting us to infringement claims if we were to adopt or use such technology. Indemnification and other rights under acquisition documents may be limited in term and scope and may therefore provide little or no protection from these risks.

We may pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it will result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.

From time to time, we may be subject to legal proceedings, regulatory disputes and government investigations that could cause us to incur significant expenses, divert our management’s attention and materially harm our business, operating results and financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property rights, privacy, data protection, data security, consumer protection, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business, operating results and financial condition. Legal and regulatory proceedings and government investigations may be protracted and expensive and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation and other associated costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings, disputes or investigations may result in significant settlement costs or judgments, penalties and fines or require us to modify our platform, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, operating results and financial condition.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our operating results, financial condition and cash flows.

Under our bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, our current and former directors and certain of our officers with respect to past, current and future investigations and litigation. The scope of our indemnification obligations may be broader than the coverage available under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them. We cannot provide any assurances that future indemnification claims, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover such claims. Further, should a coverage dispute arise, we may also incur significant expenses in relation to litigating or attempting to resolve any such dispute. Accordingly, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our operating results, financial condition and cash flows.

Increased scrutiny and changing expectations from investors, customers, partners, employees and other stakeholders regarding our environmental, social and governance practices could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Companies across many industries are facing scrutiny related to their environmental, social and governance, or ESG, practices. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases, work and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. Our customers and partners are also increasingly focused on our ESG practices. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and future reporting do not meet investor, customer, partner or employee expectations, which continue to evolve, our brand, reputation and customer acquisition and retention may be negatively impacted. Any public disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention.

Risks Related to our International Operations

Our long-term success depends, in part, on our ability to expand the sales of our platform to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We currently maintain offices in the United States and in Australia, Europe and Singapore, and we intend to continue to expand our international operations. Any international expansion efforts that we may undertake might not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•
ability to negotiate and contract in foreign languages;
•
localization of our platform, including translation into foreign languages and adaptation for local practices and regulatory requirements, including financial accounting standards;
•
lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers;
•
changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•
differing technology standards and differing acceptance and adoption of cloud-based software products;

•
different pricing environments, longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•
difficulties in managing and staffing international operations and differing employer-employee relationships;
•
fluctuations in exchange rates that might increase the volatility of our foreign-based revenue;
•
potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings;
•
uncertain political and economic climates, wars and geopolitical tensions;
•
difficulties in obtaining local partners; and
•
reduced or varied protection for intellectual property rights in some countries.

These factors might cause our costs of doing business internationally to exceed our comparable domestic costs. Operating in international markets also requires significant management attention and financial resources. Any negative impact from our international business efforts could harm our business, operating results and financial condition.

Further, entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.

International sales of our platform are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. Obtaining the necessary authorizations, including any required license, for a particular export or sale might be time-consuming, is not guaranteed and might result in the delay or loss of sales opportunities. The U.S. export control laws and economic sanctions laws prohibit the export, re-export or transfer of specific products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our platform from being provided to U.S. sanctions targets, our platform could be sold by resellers or could be used by persons in sanctioned countries despite such precautions. Failure to comply with the U.S. export control, sanctions and import laws could have negative consequences, including government investigations, penalties and reputational harm. We and our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, fines and, in extreme cases, the incarceration of responsible employees or managers. We might also suffer reputational harm and penalties if our resellers fail to obtain appropriate import, export or re-export licenses or authorizations.

In addition, various countries regulate the import of encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement or access our platform in those countries. Changes in export, sanctions and import regulations might create delays in the introduction and sale of our platform in international markets, prevent our customers with international operations from accessing our platform or, in some cases, prevent the export or import of our platform to some countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shifts in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform, or in our decreased ability to export or sell our platform to existing or potential customers with international operations. Any limitation on our ability to export or sell our platform would likely cause its overall use to decrease and harm our business, operating results and financial condition.

We are subject to the U.S. Foreign Corruption Practices Act, or FCPA, and similar anti-corruption and anti-bribery laws, and anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, operating results and financial condition.

We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act and other anti-corruption and anti-bribery laws, and anti-money laundering and similar laws, in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, business partners, third-party intermediaries, representatives and agents from authorizing, offering, or providing, directly or indirectly, improper payments or other benefits, to government officials or others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. Anti-money laundering laws generally prohibit persons from engaging in transactions where the proceeds at issue derive from, or are intended to facilitate or conceal, illegal activity or where a party to the transaction is “willfully blind” to the illegal sources of the proceeds. As we increase our international sales and business, our risks under these laws may increase.

We sometimes engage with third-parties to market our platform or conduct our business in the United States and in foreign jurisdictions. In addition, we, our employees, business partners, third-party intermediaries, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of our employees, business partners, third-party intermediaries, representatives and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, business partners, third-party intermediaries, representatives and agents will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management, as well as significant defense costs and other professional fees. In addition, any allegations of a violation of the FCPA or other applicable anti-corruption or anti-bribery laws or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, severe civil or criminal penalties or injunctions against us, our officers or our employees, disgorgement of profits, suspension or debarment from contracting with governments or other persons, reputational harm, adverse media coverage, and other collateral consequences, all of which may have an adverse effect on our reputation, business, operating results, financial condition, stock price and prospects.

We may face exposure to foreign currency exchange rate fluctuations.

We sell to customers globally and have significant international operations. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the significant majority of our cash generated from revenue is denominated in U.S. dollars, a material portion is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our operating results. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

Risks Related to our Technology and Intellectual Property

If our security controls or those of our vendors are breached or unauthorized, unlawful or inadvertent access to customer data or other data we maintain or process is otherwise obtained, our platform and applications might be perceived as insecure, we might lose existing customers or fail to attract new customers, and we might incur significant liabilities.

Use of our platform, core solutions and applications involve the storage, transmission and processing of our customers’ confidential data, including highly confidential financial information regarding their business and personal information regarding their customers or employees. Additionally, we maintain our own proprietary, confidential, personal and otherwise sensitive information. We rely on systems, websites and other services, including some that are managed by third parties, for the provision of our platform, core solutions and applications and such IT systems and services are at risk for security breaches and incidents as a result of third-party action, employee, vendor or contractor error, malfeasance, bugs, ransomware and other malicious software, or other factors. Cyberattacks and other malicious Internet-based activity continue to increase generally in number, intensity and sophistication, and cloud-based platform providers of software and services have been targeted. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and may be difficult to detect. These risks may be heightened in connection with wars and conflicts in Ukraine/Russia, Israel/Gaza and throughout the Middle East, and other geopolitical tensions and regional instability. As a result, we may be vulnerable to, and may be unable to anticipate or detect, security breaches and incidents.

In addition, many of our employees (and those of our vendors) are working remotely, which may pose additional data security risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

We have implemented various controls, systems and processes intended to secure our systems and the information on it. However, we cannot guarantee that these measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even if the vulnerabilities that may lead to an incident are identified, we may be unable to adequately investigate or remediate due to attackers using tools (including AI) and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence. In the normal course of business, we, like many other companies, are and have been the target of malicious cyberattack attempts and have experienced other security incidents. To date, such identified security events have not been material to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks or other security breaches or incidents will not be material. Additionally, as our market presence grows, we, and service providers who store or otherwise process data on our behalf, may face increased risks of cyberattack attempts or security threats. We are reliant on third-party security measures to protect against unauthorized access, cyberattacks and other security breaches and incidents and the mishandling of customer, employee and other confidential or sensitive data and we may be required to expend significant time and resources to address any security breaches or incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers’ security measures. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform, core solutions and applications.

If any unauthorized or inadvertent access to or a security breach or incident impacting our platform, core solutions or applications occurs, or is believed to occur, such an event could result in the loss or unavailability of data, loss of intellectual property rights or intellectual property protection, unauthorized access to, or use, alteration, disclosure or other processing of data, interruptions to or disruption of our platform, core solutions or applications, loss of business, difficulty attracting new customers, severe reputational damage harming customer or investor confidence, regulatory investigations, proceedings, orders, litigation (including class actions), indemnity obligations, and damages for contract breach or fines, penalties or other liabilities. Security breaches and incidents that we or our service providers suffer could also result in significant response and remediation costs, which might include liability for misappropriated, altered, converted or lost assets or information and repair of system damage that might have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or incident and other liabilities. Any actual or perceived security breach or incident could harm our ability to operate our business and may impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets or cause us to lose existing customers. If a high-profile security breach or incident occurs with respect to us or another provider of cloud software, our customers and potential customers might lose trust in the security of our platform or in the cloud software industry generally, which could harm our ability to retain existing customers or attract new ones. Even in the absence of any security breach or incident, customer concerns about security, privacy or data protection might deter them from using our platform for activities that involve personal or other sensitive information, which may harm our business and operating results. Further, any actual, potential or anticipated cyberattacks or other sources of security breaches or incidents also may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Additionally, many jurisdictions have enacted or may enact laws and regulations requiring companies to provide notification of, or generally disclose, security breaches or incidents involving certain types of personal data and related matters. For example, the SEC has adopted cybersecurity risk management and disclosure rules that require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy and governance. Such disclosures regarding a security breach or incident could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results. Further, because data security is a critical competitive factor in our industry, we make statements in public-facing materials and otherwise provide assurances about the security of our platform. Should any of these statements be untrue or become untrue, even as a result of circumstances beyond our reasonable control, we might face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, U.S. state and foreign regulators and private litigants.

We incur significant expenses to minimize the risk of security breaches and incidents, and may find it necessary or appropriate to increase expenditures with respect to data security, in response to a security breach or incident or otherwise. Although we maintain errors or omissions and cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

We could incur substantial costs in expanding, protecting or defending our intellectual property rights, and any failure to obtain, maintain, protect or enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our ability to protect our intellectual property rights and technology (such as code, information, data, processes and other forms of information, know-how and technology) and our ability to expand our existing intellectual property portfolio. We primarily rely on copyright, trade secret and trademark laws, invention assignment and confidentiality agreements , as well as our agreements with our employees, customers, partners and others, to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to secure our intellectual property rights in the U.S. and the international markets in which we operate. In order to protect our intellectual property rights, we might be required to spend significant resources to monitor and protect these rights. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights might be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

In addition, defending our intellectual property rights may entail significant expense. Any patent, trademark or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference, and derivation proceedings and equivalent proceedings in foreign jurisdictions (such as opposition, invalidation and cancellation proceedings) or litigation. Even if we seek patent protection in the future, we may be unable to obtain or maintain patent protection for our proprietary technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not be sufficiently broad to protect our proprietary technologies, may not provide us with competitive advantages or may be successfully challenged by third parties. The United States Patent and Trademark Office and various foreign governmental patent and trademark agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent and trademark application process and after a patent or trademark registration has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or trademark filing, resulting in partial or complete loss of patent or trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. However, we cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. We may also enter into strategic partnerships, joint development and other similar agreements with third parties where intellectual property arising from such partnerships may be jointly-owned or may be transferred or licensed to the counterparty. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our brands, products and platform capabilities, and use information that we regard as proprietary to create brands and products that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us or commercially feasible in every country in which our platform is available. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks, patents and other intellectual property rights, or adopt trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, as noted below, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights against infringement or misappropriation. As we expand our international activities, our exposure to unauthorized copying and use of our products and platform capabilities and proprietary information will likely increase. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak or inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and by other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. Any of the foregoing could adversely impact our business, operating results and financial condition.

Assertions against us by third parties alleging infringement or misappropriation of their intellectual property rights or confidential know-how could result in significant costs and could materially and adversely affect our business, operating results and financial condition.

There is considerable activity in our industry to develop proprietary technology and enforce intellectual property rights. Our success depends in part upon our not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may own or claim to own intellectual property relating to our platform and underlying technology, and we may be unaware of the intellectual property rights that others may claim cover aspects of our platform or the underlying technology. Accordingly, third parties may claim that our platform and underlying technology are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. As one example, there may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future technologies.

Claims of infringement, misappropriation or other violations of intellectual property rights might require us to stop using technology found to violate a third party’s rights, redesign our platform, which could require significant effort and expense and cause delays of releases, enter into costly settlement or license agreements, pay costly damage awards or ongoing royalties, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. With respect to claims that our technology or the conduct of our business infringe or otherwise violate intellectual property rights, or if we cannot or do not obtain licenses to such intellectual property rights on commercially reasonable terms or at all, or substitute similar non-infringing technology from another source, we could be forced to limit or stop selling our platform. In addition, we may be unable to meet our obligations to customers under our customer contracts or to compete effectively, and our revenue and operating results could be adversely impacted. We might also be obligated to indemnify our customers or other companies in connection with any such litigation and to obtain licenses, modify our platform or refund subscription fees, which could harm our financial results. In addition, we might incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our platform or refunds to customers of subscription fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations. Such disputes could also disrupt our sales and marketing efforts, making it more difficult to attract new customers, retain our existing customers and maintain customer satisfaction.

We use open source software in our platform, which could negatively affect our ability to offer our products and subject us to litigation or other adverse consequences.

Our platform, including certain aspects of our AI-enabled solutions and applications, uses software governed by open source licenses. The use of open source software involves a number of risks, many of which cannot be eliminated and could negatively affect our business. For example, the terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses. Additionally, the use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. From time to time, there have been claims challenging the use of open source software against companies that incorporate such software into their platforms. As a result, we could be subject to suits by parties claiming misuse of, or a right to compensation for, what we believe to be open source software. Litigation could be costly for us to defend, harm our business, operating results and financial condition or require us to devote additional research and development resources to change our platform. Although we have implemented policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with such policies. If we inappropriately use open source software, we might be required to re-engineer our platform, discontinue the sale of our platform or take other remedial actions.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants and other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach. While we have taken steps to enjoin misappropriation that we are aware of, such steps may not ultimately be successful, and we may not be aware of all such misappropriation. Any of the foregoing could adversely impact our business, operating results and financial condition.

We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees and consultants are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or key personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could adversely impact our business, operating results and financial condition.

If we fail to comply with our obligations under license or technology agreements with third parties or are unable to license rights to use technologies on reasonable terms, we may be required to pay damages and could potentially lose license rights that are critical to our business.

We license certain intellectual property and software from third parties that are important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed intellectual property rights are found to be invalid or unenforceable or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

In the future, we may identify additional third-party intellectual property that we may need to license, or would benefit from licensing, in order to engage in our business. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more-established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our platform. Such royalties are a component of the cost of our platform and may affect our margins. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. Any of the foregoing could have a material adverse effect on our competitive position, business, operating results and financial condition.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties generally include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, operating results and financial condition. Although we often contractually limit our liability with respect to such indemnity obligations, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under those agreements. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business, operating results and financial condition.

Risks Related to Regulation and Taxation

Privacy, data protection and data security concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our platform and adversely affect our business, operating results and financial condition.

Privacy, data security and data protection are significant issues in the United States, Europe and many other jurisdictions where we offer our platform. The regulatory frameworks governing the collection, storage, use and other processing of business information, particularly information that affects financial statements and personal data, are rapidly evolving, and any failure or perceived failure to comply with applicable privacy, data security or data protection laws or regulations may adversely affect our business. Further, these laws are not always interpreted uniformly and there is no guarantee that regulators or consumers will agree with our approach to compliance. Additionally, any violations of applicable laws, regulations or policies by third parties we work with, such as vendors or developers, may put our customers’ content at risk and have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, disclosure, or other processing of our customers’ content, or regarding the manner in which the express or implied consent of customers for the collection, use, retention, disclosure or other processing of such content is obtained, could increase our costs and require us to modify our platform, core solutions and applications, or modify our policies or practices, possibly in a material manner, which we may be unable to do on a commercially reasonable basis or at all and, which may limit our ability to store and process customer data or develop new applications and features.

For example, in the United States, several states have enacted new data privacy laws. The California Consumer Privacy Act, as amended by the California Privacy Rights Act, or the CCPA, among other things, requires covered companies to provide required disclosures to California consumers, and afford such consumers abilities to opt out of certain processing of personal information. Additionally, many other states have proposed or enacted data privacy laws, including, for example, Washington’s My Health, My Data Act, and numerous laws similar to the CCPA. The U.S. federal government also is contemplating federal privacy legislation, reflecting a trend toward more stringent data privacy legislation. In addition, the U.S. federal government and various U.S. state and foreign governments have adopted or proposed requirements regarding obligations on companies to notify individuals of security breaches and incidents involving particular personal information, which could result from breaches and incidents experienced by us or by organizations with which we have formed or may form strategic relationships. Even though we may have certain contractual protections with such organizations, notifications or other public disclosure or dissemination of information related to any actual or perceived security breach or incident could impact our reputation, harm customer confidence, hurt our expansion into new markets or cause us to lose existing customers.

Further, many foreign countries and governmental bodies, including the European Union, or the EU, where we conduct business and have offices or use vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. For example, we are subject to the European General Data Protection Regulation and applicable national supplementing laws, collectively the EU GDPR. We may also be subject to the United Kingdom General Data Protection Regulations and Data Protection Act 2018, collectively the UK GDPR and together with the EU GDPR, the GDPR. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify an individual and include a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR also regulates cross-border transfers of personal data out of the European Economic Area, or EEA, and the United Kingdom, or UK. With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied upon EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications for the transfer of personal data from the EU and Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the Court of Justice of the European Union, or the CJEU, in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework, or DPF, which became effective as an EU GDPR (and later UK GDPR) transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU Standard Contractual Clauses to transfer personal data outside of the EEA. Case law from the CJEU states that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On June 28, 2021, the EU Commission adopted an “adequacy decision,” which allows for free flow of personal data between the EEA and the UK. This adequacy decision includes a “sunset clause,” which limits its duration to four years. During this period, the Commission could intervene at any time if the UK deviates from the level of protection currently in place. It is uncertain how data protection laws and related regulations will develop in the UK over time, and if and when the Commission might make use of this right to intervene. Any restrictions on cross-border transfers of personal data could adversely impact our customers’ use of our platform and our business, operating results and financial condition. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following such decisions and otherwise in connection with regulatory developments and evolving guidance regarding cross-border data transfers, and we and our customers face the potential for regulators in the EEA, Switzerland or the UK to apply different standards to the transfer of personal data from those regions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland, and UK to the United

States. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EEA, Switzerland and UK may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities. We may also experience reluctance or refusal by customers in Europe or other regions to use our platform due to potential risk exposure. We and our customers face a risk of enforcement actions taken by data protection authorities in various jurisdictions regarding cross-border data transfers, including from and to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing. Recent U.S. and European court and regulatory proceedings are driving increased attention to cookies and tracking technologies. If the trend of increasing proceedings by litigants and enforcement by regulators continues, this could lead to substantial costs, require significant system changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins and subject us to additional liabilities.

In addition, our customers also expect that we comply with certain standards that may place additional burdens on us. Our customers expect us to meet voluntary certifications or adhere to standards established by third parties, such as the SSAE 18, SOC1 and SOC2 audit processes, and may demand that they be provided with an auditor’s report to verify our compliance. If we are unable to maintain these certifications or meet these standards, it could adversely affect our customers’ demand for our service and could harm our business.

In recent years, use of AI and automated decision-making methods has come under increased regulatory scrutiny. New laws, guidance or decisions in this area could provide a new regulatory framework that could require us to adjust and may limit our ability to use our existing AI models and make changes to our operations that may decrease our operational efficiency, resulting in an increase to operating costs and/or hindering our ability to improve our services. For example, in the United States, the California Privacy Protection Agency is in the process of finalizing regulations under the CCPA regarding the use of automated decision-making and other matters.

Further, in Europe, in March 2024, the EU Parliament adopted a comprehensive, risk-based governance framework for AI in the EU market, the EU AI Act. It is intended to apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, and introduces significant fines for noncompliance. There are also specific obligations regarding the use of automated decision-making under the GDPR.

We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and these or other laws or regulations relating to privacy, data protection and data security may be inconsistent among jurisdictions. These and other actual or asserted requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, restrict our ability to store and process data or, in some cases, impact our ability to offer our platform, core solutions or applications in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other actual or asserted legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our platform, core solutions or applications and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new core solutions and applications could be limited.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our platform and reduce overall demand for it, or lead to regulatory investigations and other proceedings, private claims and litigation, and significant fines, penalties or liabilities in connection with any actual or asserted noncompliance. Privacy, data security and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries. Any failure or perceived failure by us to comply with our privacy policies, our obligations to customers relating to privacy, data security or data protection, any statements or commitments we make regarding privacy, data protection, data security or the processing of customer data or other data, or our other policies or obligations relating to privacy, data security or data protection, or any actual or perceived compromise of data security, including any such compromise that results in the loss or unavailability of data, unauthorized access to, or use, alteration, disclosure or other processing of data, may result in governmental investigations and enforcement actions, claims, demands and litigation, negative publicity, harm to our reputation, and could cause a loss of customers and harm our ability to attract new customers, any or all of which could have an adverse effect on our business, operating results and financial condition.

Changes in laws and regulations related to the Internet and cloud computing or changes to Internet infrastructure might diminish the demand for our platform and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and might in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Regulators in some industries have also adopted, and might in the future adopt, regulations or interpretive positions regarding the use of cloud-computing software. For example, some financial services regulators have imposed guidelines for the use of cloud-computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to using such software. Changes in these laws or regulations could require us to modify our platform in order to comply with these changes. In addition, government agencies or private organizations have imposed and might impose additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based products and services such as ours. In addition, the use of the Internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been harmed by “bugs,” “viruses,” “worms” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is harmed by these issues, demand for our platform could decline.

The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. For example, in April 2024, the Federal Communications Commission, or FCC, released a declaratory ruling and set of orders that reinstituted the “open Internet rules,” often known as “net neutrality,” which were intended to prohibit Internet service providers from impeding access to most content or otherwise unfairly discriminating against content providers like us, and also to prohibit Internet service providers from entering into arrangements with specific content providers for faster or better access over their data networks. Those rules are currently under review by a federal appeals court. California and a number of other states have also implemented their own net neutrality rules which have mirrored parts of the federal regulations. We cannot predict the further actions the FCC may take, whether the new FCC ruling and orders or state initiatives regulating providers will be modified, overturned or vacated by legal action, federal legislation or the FCC itself, or the degree to which further regulatory action or inaction may adversely affect our business. In addition, the results of the 2024 presidential election may influence whether the FCC maintains, modifies or, again, repeals these net neutrality rules. Should the courts or the FCC itself modify, overturn or vacate the FCC net neutrality proceeding or if state initiatives codifying similar protections are modified, overturned or vacated, Internet service providers may be able to limit our customers’ ability to access our platform or make our platform a less attractive alternative to our competitors’ offerings. While the EU requires equal access to Internet content, under its Digital Single Market initiative the EU may impose additional requirements that could increase our costs. If new FCC, EU or other authorities impose rules directly or inadvertently impose costs on online providers like us, our expenses may increase. Were any of these outcomes to occur, our ability to retain existing customers or attract new customers may be impaired, our costs may increase and our business may be significantly harmed.

The requirements of being a public company might strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we cease to be an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Further, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight might be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis, and we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the 2025 fiscal year. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company.

As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention might be diverted from other business concerns, which could adversely affect our business, operating results and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we might need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice might evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment might result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities might initiate legal proceedings against us and our business might be harmed.

We also expect that being a newly public company and complying with these new rules and regulations will make it more expensive for us to maintain director and officer liability insurance, and, in the future, we might be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and our compensation, nominating and governance committee, and qualified executive officers.

Our operating results may be harmed if we are required to collect taxes in jurisdictions where we have not historically done so.

We collect various taxes in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us. A successful assertion by a state, country or other jurisdiction that we should have been or should be collecting additional sales, use or other taxes could, among other things, result in substantial tax assessments, including potential penalties and interest, create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales, use or other related taxes, or otherwise harm our business.

The application of indirect taxes (such as sales and use tax, VAT, GST, business tax and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. In 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, operating results and financial condition. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Our international operations subject us to potentially adverse tax consequences.

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities might disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.

The enactment of domestic or international legislation implementing tax law changes or the adoption of other domestic or international tax reform policies could materially impact our operating results and financial condition.

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and use foreign tax credits, as well as changes to U.S. tax laws that might be enacted in the future, could impact the tax treatment of our foreign earnings. In the United States, the Biden administration has proposed to adjust the U.S. corporate tax rate, along with other tax measures, such as international business operations reform and the imposition of a global minimum tax. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities might increase our worldwide effective tax rate and adversely affect our operating results and financial condition. There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. While some countries, including certain members of the EU, among other jurisdictions, have issued laws and regulations to conform to this regime that became effective as of January 1, 2024, we have determined that we are not yet subject to Pillar Two rules. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two rules may have on our business, operating results and financial condition. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures create additional uncertainty and may adversely impact our business. If these proposals or other unanticipated proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.

Risks Related to our Organizational Structure

Our principal asset is our interest in OneStream Software LLC, and we depend on OneStream Software LLC and its consolidated subsidiaries for our operating results, cash flows and distributions.

We are a holding company and have no material assets other than our ownership of LLC Units in OneStream Software LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, depend on the operating results and cash flows of OneStream Software LLC and its consolidated subsidiaries and distributions we receive from OneStream Software LLC. There can be no assurance that OneStream Software LLC and its consolidated subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions.

Our ability to pay taxes and expenses, including payments under the TRA, might be limited by our structure.

Our principal asset is a controlling equity interest in OneStream Software LLC. As such, we have no independent means of generating revenue. OneStream Software LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of OneStream Software LLC and also incur expenses related to our operations. Pursuant to the sixth amended and restated operating agreement of OneStream Software LLC, or the Amended LLC Agreement, OneStream Software LLC will make cash distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of cumulative taxable losses of OneStream Software LLC that is allocated to them, to the extent previous tax distributions from OneStream Software LLC have been insufficient.

In addition to tax expenses, we also incur expenses related to our operations, plus payments under our Tax Receivable Agreement, or the TRA, which we expect to be substantial. We intend to cause OneStream Software LLC to make distributions or, in the case of certain expenses, payments, in amounts sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. However, OneStream Software LLC’s ability to make such distributions might be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which OneStream Software LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering OneStream Software LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of OneStream Software LLC’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRA), we might have to borrow funds and thus our liquidity and financial condition could be materially harmed. To the extent that we do not make payments under the TRA when due, as a result of having insufficient funds or otherwise, interest will generally accrue at the rate provided for by the TRA. Nonpayment of our obligations for a specified period might constitute a material breach of a material obligation under the TRA, and therefore, might accelerate payments due under the TRA resulting in a lump-sum payment.

We will be required to pay the TRA Members for certain tax benefits we might claim, and we expect that the payments we will be required to make will be substantial.

Future exchanges or redemptions of LLC Units for cash or shares of our Class A common stock or Class D common stock are expected to produce favorable tax attributes for us. When we acquire LLC Units from the Continuing Members through an exchange or redemption, anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this increased basis. This increased tax basis might also decrease the gain (or increase the loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. In addition, we expect that certain net operating losses will be available to us as a result of the mergers completed as part of the Reorganization Transactions, or the Blocker Mergers. Under the TRA, we generally expect to retain the benefit of 15% of the applicable tax savings after our payment obligations below are taken into account.

In connection with the Reorganization Transactions we entered into the TRA with OneStream Software LLC and the other parties thereto, which we refer to as the TRA Members and which include KKR and other Continuing Members and certain pre-IPO members of OneStream Software LLC that were corporations that merged with and into OneStream, Inc. as part of the Reorganization Transactions. Under the TRA, we are generally required to pay cash to the TRA Members in the amount of 85% of the applicable savings, if any, in income tax that we realize, or that we are deemed to realize, as a result of (1) certain tax attributes that are created as a result of the exchanges or redemptions of their LLC Units (calculated under certain assumptions), (2) any net operating losses available to us as a result of the Blocker Mergers, (3) tax benefits related to imputed interest and (4) payments under such TRA. We will continue to be required to make such payments to the TRA Members even after they have exchanged or redeemed all of their LLC Units.

The increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of exchanges or redemptions, the price of our Class A common stock at the time of the exchange or redemption, whether such exchanges or redemptions are taxable, the amount and timing of the taxable income we generate in the future, the U.S. federal and state tax rates then applicable, and the portion of our payments under the TRA constituting imputed interest. Payments under the TRA are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the circumstances. Any such benefits are covered by the TRA and will increase the amounts due thereunder. In addition, the TRA provides for interest, at the rate provided for therein, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA.

As a result of the exchanges made under our structure, we might incur a TRA liability. We do not expect to record a TRA liability until the tax benefits associated with the exchanges are more-likely-than-not to be realized.

The payment obligation under the TRA is our obligation and not the obligation of OneStream Software LLC. We expect that the cash payments that we will be required to make to the TRA Members will be substantial. For example, if all of the Continuing Members had elected to redeem their LLC Units as of July 25, 2024, the closing date of the IPO, we would have recognized a deferred tax asset of approximately $519.7 million and a liability of approximately $441.7 million, assuming (1) all redemptions occurred on the same day, (2) a price of $20.00 per share of Class A common stock, which was the initial public offering price, (3) a constant corporate tax rate of 25%, (4) that we had sufficient taxable income to fully use the tax benefits and (5) no material changes in tax law. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange and the tax rates then in effect. Any payments made by us to the TRA Members under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period might constitute a material breach of a material obligation under the TRA and therefore might accelerate payments due under the TRA. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that might be deemed realized under the TRA.

Payments under the TRA will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the U.S. Internal Revenue Service, or IRS, to challenge a tax basis increase or other tax attributes subject to the TRA, if any subsequent disallowance of tax basis or other benefits were so determined by the IRS, generally we would not be reimbursed for any payments previously made under the TRA (although we would reduce future amounts otherwise payable under the TRA). As a result, payments could be made under the TRA in excess of the tax savings that we realize in respect of the attributes to which the TRA relate.

The amounts that we might be required to pay to the TRA Members under the TRA might be accelerated in certain circumstances and might also significantly exceed the actual tax benefits that we ultimately realize.

The TRA provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, if we materially breach any of our material obligations under the TRA or if, at any time, we elect an early termination of the TRA, then the TRA will terminate and our obligations, or our successor’s obligations, under the TRA would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income in each relevant taxable year to fully use all potential future tax benefits that are subject to the TRA. In those circumstances, any remaining outstanding LLC Units of OneStream Software LLC would be treated as exchanged for Class A common stock and the applicable TRA Members would generally be entitled to payments under the TRA resulting from such deemed exchanges. We may elect to terminate the TRA early only with the approval of OneStream, Inc.’s independent directors (within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq Stock Market rules).

As a result of the foregoing, we could be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We also could be required to make cash payments to the TRA Members that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA.

Our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, deterring or preventing certain mergers, asset sales, other forms of business combination or other changes of control. Accordingly, the TRA payment obligation could make us a less attractive target for an acquisition and result in holders of our Class A common stock receiving substantially less consideration in connection with a merger, asset sale, or other form of business combination or other change of control transaction than they would receive in the absence of such obligation. Thus, the TRA Members’ interests may conflict with those of the holders of our Class A common stock. In addition, we might need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient and there can be no assurance that we will be able to finance our obligations under the TRA. If there had been an early termination or other acceleration event occurring immediately following the IPO, the maximum obligation due and payable by us under the TRA, assuming no material changes in the relevant tax laws or tax rates and assuming the present value of such tax benefit payments were discounted at a rate equal to SOFR plus 100 basis points, then at 6.34% per year, compounded annually, would have been approximately $272.3 million, based on the initial public offering price of $20.00 per share.

Our organizational structure, including the TRA, confers certain benefits upon the TRA Members, including KKR, which do not benefit Class A common stockholders to the same extent as it benefits the TRA Members, and imposes additional costs on us.

Our organizational structure, including the TRA, confers certain benefits upon the TRA Members, including KKR, which do not benefit the holders of our Class A common stock to the same extent as it benefits the TRA Members. The TRA provides for the payment by us to the TRA Members of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) the increases in the tax basis of assets of OneStream Software LLC resulting from any redemptions or exchanges of LLC Units from the Continuing Members, (2) any net operating losses available to us as a result of the Blocker Mergers and (3) certain other tax benefits related to our making payments under the TRA. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we are likely to pay out to the Continuing Members pursuant to the TRA; however, we estimate that such payments may be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure might adversely impact the trading market for the Class A common stock. In addition, our organizational structure, including the TRA, imposes additional compliance costs and requires a significant commitment of resources that would not be required of a company with a simpler organizational structure.

Generally, we will not be reimbursed for any payments made to TRA Members under the TRA in the event that any tax benefits are disallowed.

If the IRS challenges the tax basis or other tax attributes that give rise to payments under the TRA and the tax basis or other tax attributes are subsequently required to be adjusted, generally the recipients of payments under the TRA will not reimburse us for any payments we previously made to them. Instead, any excess cash payments made by us to a TRA Member will be netted against any future cash payments that we might otherwise be required to make under the terms of the TRA. However, a challenge to any tax benefits initially claimed by us might not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment might be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments to net against. If the outcome of any challenge by the IRS of the tax basis or other tax attributes that give rise to payments under the TRA would reasonably be expected to materially and adversely affect the rights and obligations of the TRA Members under the TRA, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of KKR Dream Holdings LLC as the designated representative under the TRA. The interests of the TRA Members in any such challenge may differ from or conflict with our interests and your interests, and the TRA Members may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the TRA that are substantially greater than our actual cash tax savings.

The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate members of OneStream Software LLC might complicate our ability to maintain our capital structure, which could impose transaction costs on us and require management attention.

If and when we generate taxable income, OneStream Software LLC will generally make quarterly tax distributions pro rata to each of its members, including us, based on each member’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the highest effective marginal combined federal, state, and local income tax rate that might potentially apply to any member for the applicable fiscal year. The legislation commonly known as the Tax Cuts and Jobs Act of 2017, or the Tax Act, significantly reduced the highest marginal federal income tax rate applicable to corporations such as OneStream, Inc., relative to non-corporate taxpayers. As a result of this disparity, we expect to receive tax distributions from OneStream Software LLC significantly in excess of our actual tax liability and our obligations under the TRA, which could result in our accumulating a significant amount of cash. This would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of an LLC Unit to deviate from the value of a share of Class A common stock, contrary to the one-to-one relationship between the number of LLC Units owned by OneStream, Inc. and the number of shares of Class A common stock and Class D common stock outstanding. In addition, such cash, if used to purchase additional LLC Units, could result in deviation from the one-to-one relationship unless a corresponding number of additional shares are distributed as a stock dividend. We might choose to pay dividends with any excess cash. These considerations could have unintended impacts on the market price of our Class A common stock and might impose transaction costs and require management efforts to address on a recurring basis. To the extent that we do not distribute such excess cash as dividends and instead, for example, hold such cash balances or lend them to OneStream Software LLC, the Continuing Members in OneStream Software LLC during a period in which we hold such cash balances could benefit from the value attributable to such cash balances as a result of redeeming or exchanging their LLC Units and obtaining ownership of Class A common stock (or a cash payment based on the value of Class A common stock). In such case, these Continuing Members could receive disproportionate value for their LLC Units exchanged during this time frame.

Risks Related to Ownership of Our Class A Common Stock

Our Class C common stock and Class D common stock are entitled to ten votes per share, which has the effect of concentrating voting control with the holders of our Class C common stock and Class D common stock, including KKR and our co-founder and chief executive officer. This limits or precludes our other stockholders’ ability to influence corporate matters and may have a negative impact on the price of our Class A common stock.

Our Class C common stock has ten votes per share, our Class D common stock has ten votes per share and our Class A common stock, which is our publicly traded stock, has one vote per share. As of the date of this report, the holders of our Class C common stock and our Class D common stock, including KKR (which is one of the TRA Members entitled to the payments under the TRA) and our co-founder and chief executive officer, collectively hold more than 98% of the voting power of our outstanding capital stock. As a result, the holders of our Class C common stock and our Class D common stock have the ability to control or significantly influence any action requiring approval of our stockholders, including the election and removal of our directors, amendments to our certificate of incorporation and bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change in control of our company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of other stockholders. In addition, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). This concentration of voting power with the holders of our Class C common stock and our Class D common stock, and KKR’s director nomination rights, may have a negative impact on the price of our Class A common stock.

KKR controls us, and its interests may conflict with our or our Class A common stockholders’ interests.

As of the date of this report, KKR holds a majority of the voting power of our outstanding capital stock and, as a result, is able to control matters requiring stockholder approval. In addition, KKR has the right to nominate a majority of the directors to our board of directors pursuant to the stockholders’ agreement. Accordingly, KKR is able to exercise significant control over our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities (but not cash redemptions of KKR’s LLC Units, which must be approved by the Disinterested Majority (as defined the Amended LLC Agreement), the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws, and entering into extraordinary transactions, including a sale of our company (which could trigger the acceleration of the TRA payments to the TRA Members, including KKR). The interests of KKR may not in all cases be aligned with our or our Class A common stockholders’ interests.

Further, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). In addition, the stockholders’ agreement provides that so long as KKR owns at least 25% of our outstanding common stock, KKR’s consent will be required for us to enter into any transaction or agreement that results in a change in control, and for the termination, hiring or appointment of our chief executive officer.

In addition, because KKR holds a portion of its ownership interest in our business through OneStream Software LLC, it might have conflicting interests with us or our Class A common stockholders. For example, KKR might have different tax positions from us which could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the TRA, and whether and when we should terminate the TRA and accelerate our obligations thereunder, provided that any decision to terminate the TRA and accelerate the obligation thereunder would require the approval of a majority of our independent directors (within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq Stock Market rules). The structuring of future transactions might take into consideration KKR’s tax or other considerations even where no similar benefit would accrue to us or holders of our Class A common stock.

In addition, KKR’s significant ownership in us and resulting ability to effectively control or significantly influence us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

Our certificate of incorporation contains provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by, or presented to, KKR or its affiliates, other than those presented to representatives of KKR or its affiliates in their capacity as members of our board of directors, which could create conflicts of interest and have a material adverse effect on our business, operating results, financial condition and prospects if attractive corporate opportunities are allocated by KKR to itself, its affiliates or third parties instead of to us.

KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that would be complementary to our business if we acquired them. Our certificate of incorporation provides that, to the fullest extent permitted by law, none of KKR or its affiliates, or any of their respective directors, partners, principals, officers, members, managers or employees, including any of the foregoing who serve as our officers or directors, all of whom we refer to as the exempted persons, will have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our affiliates. In addition, to the fullest extent permitted by law, in the event that any exempted person is presented with a business opportunity, even if the opportunity is one that we or our affiliates might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so, such exempted person will have no duty to communicate or offer such business opportunity to us or any of our affiliates, provided that our certificate of incorporation will not renounce our interest in any business opportunity that is expressly offered to an exempted person solely in his or her capacity as a director or officer of our company. No exempted person will be liable to us, any of our affiliates or our stockholders for breach of any fiduciary or other duty, solely by reason of the fact that any such exempted person pursues or acquires such business opportunity, sells, assigns, transfers or directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or any of our affiliates. The Amended LLC Agreement contains similar provisions in favor of KKR and its affiliates, as well as provisions allowing KKR and its affiliates to freely conduct their business and investment activities. These provisions could create conflicts of interest and have a material adverse effect on our business, operating results, financial condition and prospects if attractive business opportunities are allocated by KKR or another exempted person to itself, its affiliates or third parties instead of to us.

Although we do not rely on the “controlled company” exemption under the rules and regulations of the Nasdaq Stock Market, we have the right to use such exemption and therefore could in the future avail ourselves of certain reduced corporate governance requirements.

As of the date of this report, KKR holds a majority of the voting power of our outstanding capital stock. Under the rules of the Nasdaq Stock Market, a company of which more than 50% of the voting power is held by a person or group of persons acting together is a “controlled company” and may elect not to comply with certain rules and regulations of the Nasdaq Stock Market regarding corporate governance, including:

•
the requirement that a majority of its board of directors consist of independent directors;
•
the requirement that its director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with board resolutions or a written charter, as applicable, addressing the nominations process and related matters as required under the federal securities laws; and
•
the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements would not apply to us if, in the future, we choose to avail ourselves of the “controlled company” exemption. Although we qualify as a “controlled company,” we do not currently rely on these exemptions and intend to continue to fully comply with all corporate governance requirements under the rules and regulations of the Nasdaq Stock Market, subject to the phase-in periods for newly public companies. However, if we were to rely on some or all of the controlled company exemptions in the future, you would not have the same protections afforded to stockholders of other companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market.

Our stock price might be volatile or might decline regardless of our operating performance, resulting in substantial losses for investors.

The trading price of our Class A common stock is likely to be volatile and could fluctuate widely regardless of our operating performance. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you pay for such shares. The market price of our Class A common stock might fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
actual or anticipated fluctuations in our operating results;
•
the financial projections we might provide to the public, any changes in these projections or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•
ratings changes by any securities analysts who follow our company;
•
announcements by us or our competitors of significant technical innovations, acquisitions, strategic relationships, joint ventures, or capital commitments;
•
changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•
price and volume fluctuations in the overall stock market from time to time, including as a result of changes in inflation or interest rates or other trends in the economy as a whole;
•
changes in accounting standards, policies, guidelines, interpretations or principles;
•
actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•
developments or disputes concerning our intellectual property, or our products or third-party proprietary rights;
•
security or data breaches that affect us or our competitors;
•
announced or completed acquisitions of or investments in businesses or technologies by us or our competitors;
•
new laws or regulations, or new interpretations of existing laws or regulations applicable to our business;
•
any major change in our board of directors or management;
•
sales of, or exchanges for, shares of our Class A common stock by us or our stockholders;
•
legal proceedings, regulatory disputes or government investigations threatened or initiated against us; and
•
volatile macroeconomic conditions and other events or factors, including those resulting from war, incidents of terrorism, natural disasters, pandemics or other public health crises, or responses to these conditions or events.

In addition, the stock markets, and in particular the Nasdaq Global Select Market on which our Class A common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility, or following an initial public offering. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and adversely affect our business, operating results, financial condition and cash flows.

Substantial future sales of shares of our Class A common stock, or the perception that such sales may occur, could cause the market price of our Class A common stock to decline.

The market price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

As of the date of this report, an aggregate of 74,135,230 shares of Class D common stock are issuable upon the redemption of LLC Units held by the Continuing Members (and the cancelation of an equal number of shares of Class C common stock held by them), subject to the conditions set forth in the Amended LLC Agreement, and such shares of Class D common stock are in turn convertible into shares of our Class A common stock on a one-for-one basis. In addition, as of the date of this report, an aggregate of 132,081,358 shares of outstanding Class D common stock are likewise convertible into shares of our Class A common stock one a one-for-one basis.

Under our registration rights agreement, the holders of an aggregate of 151,623,672 shares of our Class C common stock and Class D common stock, and their permitted transferees, have the right, subject to the conditions set forth in the registration rights agreement, to require us to file registration statements covering the resale of up to 151,623,672 shares of Class A common stock issuable upon exchange or conversion of such outstanding shares of our other series of common stock and redemption of accompanying LLC Units, as applicable, or to include their shares in registration statements that we might file for ourselves or our stockholders.

We cannot predict the timing, size or disclosure of any future issuances or sales of our Class A common stock resulting from the redemption or exchange of LLC Units or the conversion of Class D common stock, or the effect, if any, that future issuances, disclosure, if any, or sales of shares of our Class A common stock might have on the market price of our Class A common stock. New issuances of shares of Class A common stock may cause other holders of Class A common stock to experience significant dilution, and sales or distributions of substantial amounts of our Class A common stock, or the perception that such sales or distributions could occur, including upon the exercise of registration rights, might cause the market price of our Class A common stock to decline.

The holders of substantially all of our shares of Class A common stock not sold in the IPO (including shares of Class A common stock issuable upon exchange or conversion of outstanding shares of our other series of common stock and redemption of accompanying LLC Units, as applicable) are currently restricted from transferring or selling their securities pursuant to lock-up agreements entered into with the underwriters of the IPO or market standoff provisions that similarly restrict the transfer and sale of their shares, subject to certain exceptions. These lock-up agreements and market standoff restrictions will expire at the opening of trading on the second trading day immediately following our public release of earnings for the quarter ending September 30, 2024.

Additionally, we have registered the offer and sale of all shares of Class A common stock subject to equity awards outstanding and reserved for issuance under our equity incentive plans. These shares will become eligible for sale in the public market in the future, subject to legal and contractual limitations including Rule 144 limitations applicable to affiliates. The sale of these shares, or the perception that these shares may be sold in the public market, in private transactions or otherwise, may adversely affect the market price of our Class A common stock.

If securities or industry analysts do not publish research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, our stock price and trading volume could decline.

The trading market for our Class A common stock relies in part on the research and reports that securities or industry analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or our industry, or the Class A common stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our Class A common stock price or trading volume to decline.

We do not intend to pay dividends to the holders of our Class A common stock for the foreseeable future.

We do not intend to pay dividends to the holders of our Class A common stock for the foreseeable future, except possibly in connection with maintaining certain aspects of our Up-C structure. See the section titled “—Risks Related to Our Organizational Structure—The disparity between the U.S. corporate tax rate and the U.S. tax rate applicable to non-corporate members of OneStream Software LLC might complicate our ability to maintain our capital structure, which could impose transaction costs on us and require management attention.” Our ability to pay dividends on our Class A common stock may be restricted by the terms of any future debt incurred or preferred securities issued by us or our subsidiaries or law. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitation on our ability to pay dividends. As a result, any capital appreciation in the price of our Class A common stock may be your only source of gain on your investment in our Class A common stock.

If, however, we decide to pay a dividend to the holders of our Class A common stock in the future, we would likely need to cause OneStream Software LLC to make distributions to OneStream, Inc. in an amount sufficient to cover cash dividends, if any, declared by us. Deterioration in the consolidated financial condition, earnings or cash flow of OneStream Software LLC for any reason could limit or impair its ability to pay cash distributions or other distributions to us. OneStream Software LLC and its subsidiaries may be restricted from distributing cash to OneStream, Inc. by, among other things, law or the documents governing our existing or future indebtedness.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company as defined in the JOBS Act, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•
presentation of only two years of audited financial statements and related financial disclosure;
•
exemption from the requirement to have our registered independent public accounting firm attest to our internal control over financial reporting;
•
reduced disclosure about our executive compensation arrangements; and
•
exemption from the requirement to hold non-binding advisory votes on executive compensation or golden parachute arrangements.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies unless it otherwise irrevocably elects not to avail itself of this exemption. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We could be an emerging growth company until as late as December 31, 2029. Our status as an emerging growth company will end as soon as any of the following takes place:

•
the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;
•
the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•
December 31, 2029, which is the last day of the fiscal year during which the fifth anniversary of the completion of the IPO occurs.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.

Anti-takeover provisions in our governing documents could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our Class A common stock.

Our certificate of incorporation, bylaws and stockholders’ agreement contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. Among other things, these provisions provide that:

•
we have multiple series of common stock with differing voting rights;
•
the authorized number of directors may be changed only by resolution of the board of directors;
•
any vacancies on the board of directors and any newly created directorships may only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, provided that if a vacancy is created at any time by the death, disability, removal or resignation of any director nominated by KKR, the vacancy shall be filled solely by, at KKR’s option, KKR in a written instrument or a majority of the remaining directors in accordance with the stockholders’ agreement;
•
our board of directors is divided into three classes, each of which will stand for election once every three years;
•
for so long as there are at least two directors nominated by KKR on our board of directors, the presence of at least one KKR-nominated director shall be required to have a quorum for the transaction of business by the board of directors, subject to certain exceptions, including meetings of a majority of disinterested directors to the extent that directors nominated by KKR are interested directors for the purpose of such meetings;
•
there will be no cumulative voting;
•
the board of directors may issue “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•
the board of directors may make, alter or repeal our bylaws;
•
the forum for certain litigation against us is limited to Delaware; and
•
stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also meet specific requirements as to the form and content of a stockholder’s notice.

KKR currently holds a majority of the voting power of our outstanding capital stock. Additional provisions in our governing documents will become effective on such date when KKR, Mr. Shea and their respective affiliates collectively cease to beneficially own, directly or indirectly, more than 50% of the voting power of our capital stock, which, among other things, provide that:

•
stockholders may not call special meetings of stockholders or act by written consent;
•
directors may only be removed from office with the affirmative vote of 66-2/3% of the voting power of our outstanding capital stock and, for so long as our board of directors remains classified, only for cause; and
•
amending certain provisions of our certificate of incorporation and bylaws will be subject to super-majority voting thresholds.

Moreover, our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL and prevents us from engaging in a business combination with a person (excluding KKR, its affiliates, associates and certain other related parties and any person who acquires ownership of at least 15% of our common stock directly or indirectly from KKR) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless approval from our board of directors or stockholders is obtained prior to the acquisition.

In addition, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR owns at least 25% of our outstanding common stock, KKR’s consent will be required for us to enter into any transaction or agreement that results in a change in control and for the termination, hiring or appointment of our chief executive officer.

Any provision of our certificate of incorporation, bylaws or stockholders’ agreement that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action, suit or proceeding brought on our behalf, (2) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers or other employees to us or our stockholders, (3) any action, suit or proceeding asserting a claim against us or any current or former director, stockholder, officer or other employee of our company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (4) any other action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery or (5) any action, suit or proceeding asserting a claim against us or any current or former director, stockholder, officer or other employee of our company governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware, except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination). This provision does not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder.

Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.

Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such dispute, as well as resolving such action in other jurisdictions, all of which could harm our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Reorganization Transactions

On July 23, 2024, as part of the Reorganization Transactions, we issued (1) 77,141,267 shares of our Class C common stock to the Continuing Members for nominal consideration and (2) 138,067,795 shares of our Class D common stock to pre-IPO members of OneStream Software LLC that were corporations that merged with and into OneStream, Inc. as part of the Reorganization Transactions in exchange for 138,067,795 LLC Units.

The Continuing Members have the right, from time to time and subject to the terms of the Amended LLC Agreement, to have their LLC Units redeemed in exchange for, at our election, cash or (1) Class A common stock, if such Continuing Member is a holder of Class B common stock, or (2) Class D common stock, if such Continuing Member is a holder of Class C common stock (with the corresponding shares of Class B common stock or Class C common stock, as applicable, cancelled in connection with the redemption), in each case on a one-for-one basis. Each share of our Class C common stock is convertible at any time at the option of the holder into one share of our Class B common stock, and each share of our Class D common stock is convertible at any time at the option of the holder into one share of our Class A common stock.

These issuances that were part of the Reorganization Transactions were exempt from registration in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Equity Plan-Related Issuances

On July 23, 2024, we granted stock options to purchase an aggregate of 2,413,968 shares of our Class A common stock to certain directors, executive officers and other employees under our 2024 Equity Incentive Plan, at a weighted-average exercise price of $20.00 per share.

On July 23, 2024, we issued 459,230 shares of our Class A common stock upon exercise of options granted under our 2019 Common Unit Option Plan to certain of our executive officers and other employees, at a weighted-average exercise price of $7.08, for total gross proceeds to us of approximately $3.3 million. The holders then sold these shares in the IPO.

These equity plan-related issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act.

Use of Proceeds from the IPO

On July 23, 2024, the Registration Statement on Form S-1 (File No. 333-280573) for our IPO, or the Registration Statement, was declared effective by the SEC, pursuant to which we sold an aggregate of 21,729,333 shares of Class A common stock, including the full exercise of the underwriters’ option to purchase additional shares, and the selling stockholders sold an aggregate of 6,445,667 shares of Class A common stock, in each case at a public offering price of $20.00 per share. Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC acted as representatives for the underwriters in the IPO. Upon completion of the IPO on July 25, 2024, we received net proceeds of $402.9 million, after deducting underwriting discounts and commissions of $25.0 million, which includes approximately $3.0 million allocated to KKR Capital Markets LLC, and offering expenses of $6.7 million, which includes $1.6 million of expenses incurred by KKR Dream Holdings LLC that we have agreed to reimburse. No other payments for such offering expenses were made directly or indirectly to (1) any of our officers or directors or their associates, (2) any persons owning 10% or more of any class of our equity securities or (3) any of our affiliates. The offering commenced on July 23, 2024 and terminated after the sale of all shares registered pursuant to the Registration Statement.

We used $352.9 million of the proceeds from the sale of 18,723,296 shares of Class A Common Stock by OneStream, Inc. in the IPO to purchase 18,723,296 newly issued LLC Units of OneStream Software LLC at a purchase price per unit equal to the IPO price per share of Class A Common Stock, net of underwriting discounts and commissions. In addition to the $2.8 million of IPO expenses that have been paid to date, OneStream, Inc. intends to cause OneStream Software LLC to use the net proceeds paid to it for the newly issued LLC Units to pay the remaining unpaid expenses of the IPO and for general corporate purposes, including working capital, operating expenses and capital expenditures.

We used $56.7 million of the proceeds from the sale of the remaining 3,006,037 shares of Class A common stock sold by OneStream, Inc. in the IPO to purchase 3,006,037 issued and outstanding LLC Units and an equal number of shares of Class C common stock from certain Continuing Members at a purchase price per unit equal to the IPO price per share of our Class A common stock, net of underwriting discounts and commissions, in a “synthetic secondary” transaction, or the Synthetic Secondary. The Synthetic Secondary included the issuance and sale of 2,583,350 shares of Class A common stock in the IPO and the purchase of 2,583,350 issued and outstanding LLC Units and an equal number of shares of Class C common stock beneficially owned by KKR and certain of our directors, as described in the section titled “Certain Relationships and Related Party Transactions—Synthetic Secondary” in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation of OneStream, Inc.	8-K	001-42187	7/26/24	3.1
3.2	Amended and Restated Bylaws of OneStream, Inc.	8-K	001-42187	7/26/24	3.2
4.1	Form of Class A Common Stock Certificate	S-1	333-280573	6/28/24	4.1
10.1	Sixth Amended and Restated Operating Agreement of OneStream Software LLC, dated as of July 23, 2024, by and among OneStream Software LLC, OneStream, Inc. and each of the other Members (as defined therein)	8-K	001-42187	7/26/24	10.1
10.2	Tax Receivable Agreement, dated as of July 23, 2024, by and among OneStream, Inc., OneStream Software LLC and each of the Members (as defined therein)	8-K	001-42187	7/26/24	10.2
10.3	Registration Rights Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and each of the Holders (as defined therein)	8-K	001-42187	7/26/24	10.3
10.4	Stockholders’ Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and KKR Dream Holdings LLC	8-K	001-42187	7/26/24	10.4
10.5	Form of Director and Executive Officer Indemnification Agreement	8-K	001-42187	7/26/24	10.5
10.6#	2019 Common Unit Option Plan and related form agreements	S-1	333-280573	6/28/24	10.5
10.7#	2024 Equity Incentive Plan and related form agreements	S-1/A	333-280573	7/15/24	10.6
10.8#	2024 Employee Stock Purchase Plan and related form agreements	S-1/A	333-280573	7/15/24	10.7
10.9#	Employee Incentive Compensation Plan	S-1	333-280573	6/28/24	10.8
10.10#	Outside Director Compensation Policy	S-1/A	333-280573	7/15/24	10.9
10.11#	Confirmatory Employment Letter by and between the registrant and Thomas Shea	S-1	333-280573	6/28/24	10.10
10.12#	Confirmatory Employment Letter by and between the registrant and Craig Colby	S-1	333-280573	6/28/24	10.11
10.13#	Confirmatory Employment Letter by and between the registrant and William Koefoed	S-1	333-280573	6/28/24	10.12
10.14#	Executive Change in Control and Severance Policy	S-1	333-280573	6/28/24	10.13
10.15	Amended and Restated Credit Agreement, dated as of October 27, 2023, by and among OneStream Software LLC, JPMorgan Chase Bank, N.A. and the other parties named therein	S-1	333-280573	6/28/24	10.14
10.16	Form of Unit and Stock Purchase Agreement	S-1/A	333-280573	7/15/24	10.15
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONESTREAM, INC.

Date: September 3, 2024	By:	/s/ Thomas Shea
Thomas Shea
Chief Executive Officer
(Principal Executive Officer)

Date: September 3, 2024	By:	/s/ William Koefoed
William Koefoed
Chief Financial Officer
(Principal Financial and Accounting Officer)