Form 10-Q
period 2024-09-30
OneStream, Inc.
filed 2024-11-07
CIK 1889956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2024, the registrant had 28,301,729 shares of Class A common stock, par value $0.0001 per share, 74,135,230 shares of Class C common stock, par value $0.0001 per share, and 132,081,358 shares of Class D common stock, par value $0.0001 per share, outstanding.

i

BASIS of PRESENTATION

Certain Definitions

As used in this report, unless expressly indicated or the context otherwise requires, references to:

•
“OneStream,” “we,” “us,” “our,” the “Company” and similar references refer to (1) OneStream Software LLC and its consolidated subsidiaries prior to the consummation of the Reorganization Transactions and the IPO and (2) OneStream, Inc. and its consolidated subsidiaries, including OneStream Software LLC, after the consummation of the Reorganization Transactions and the IPO.
•
“Amended LLC Agreement” refers to OneStream Software LLC’s sixth amended and restated operating agreement, which became effective as part of the Reorganization Transactions.
•
“Blocker Mergers” refers to the acquisition by OneStream, Inc. of LLC Units held by the Former Members and in exchange for which OneStream, Inc. issued shares of Class D common stock.
•
“Continuing Members” refers to certain KKR entities, all other pre-IPO members of OneStream Software LLC that were not party to the Blocker Mergers and all pre-IPO members that held incentive units of OneStream Software LLC immediately prior to the Reorganization Transactions.
•
“Disinterested Majority” refers, with respect to a potential redemption of LLC Units, to the majority of OneStream, Inc.’s board of directors who are disinterested, as determined by OneStream, Inc.’s board of directors in accordance with the General Corporation Law of the State of Delaware, or the DGCL, which must exclude any director who is (1) the beneficial owner of the LLC Units to be redeemed, (2) affiliated with the beneficial owner of such LLC Units or (3) serving on OneStream, Inc.’s board of directors as a nominee of the beneficial owner of such LLC Units or its affiliates.
•
“Former Members” refers to certain pre-IPO members of OneStream Software LLC that were corporations that merged with and into OneStream, Inc. as part of the Reorganization Transactions and that contributed their LLC Units to OneStream, Inc. in exchange for shares of Class D common stock. The Former Members include all pre-IPO members of OneStream Software LLC that are not Continuing Members following the Reorganization Transactions, including certain affiliates of KKR.
•
“IPO” refers to the initial public offering of OneStream, Inc., completed on July 25, 2024.
•
“IPO Synthetic Secondary” refers to the use of the net proceeds from the sale of 3,006,037 shares of Class A common stock by OneStream, Inc. in the IPO to purchase an equal number of issued and outstanding LLC Units (and purchase and cancel an equal number of shares of Class C common stock) from KKR Dream Holdings LLC and certain other Continuing Members at a purchase price per LLC Unit equal to the IPO price per share of Class A common stock, net of underwriting discounts and commissions.
•
“KKR” refers to KKR Dream Holdings LLC and affiliated entities. KKR is both a Former Member and a Continuing Member.
•
“LLC Units” refers to the single class of non-voting common units of OneStream Software LLC, including those that we purchased directly from the Continuing Members in the IPO Synthetic Secondary and the common units of OneStream Software LLC that we acquired from the Former Members in connection with the Blocker Mergers.
•
“Reorganization Transactions” refers to the internal reorganization completed in connection with the IPO, following which OneStream, Inc. manages and operates the business and controls the strategic decisions and day-to-day operations of OneStream Software LLC as sole manager and includes the operations of OneStream Software LLC in its consolidated financial statements.
•
“TRA Members” refers to the parties to the Tax Receivable Agreement, which include KKR and other Continuing Members and certain Former Members.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face:

•
Our rapid growth may not be sustainable or indicative of our future growth.
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

v

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ONESTREAM, INC.

CONDENSED Consolidated Balance SheetS

(in thousands, except share amounts)

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$495,458	$117,087
Accounts receivable, net	113,525	107,308
Unbilled accounts receivable	23,753	31,519
Deferred commissions	19,238	17,225
Prepaid expenses and other current assets	11,504	13,098
Total current assets	663,478	286,237
Unbilled accounts receivable, noncurrent	1,291	2,009
Deferred commissions, noncurrent	42,421	41,030
Operating lease right-of-use assets	17,953	18,559
Property and equipment, net	10,513	10,266
Intangible assets, net	2,842	—
Goodwill	9,277	—
Other noncurrent assets	2,334	3,458
Total assets	$750,109	$361,559
Liabilities and stockholders’ / members’ equity
Current liabilities:
Accounts payable	$19,246	$8,274
Accrued compensation	23,333	22,436
Accrued commissions	6,702	10,158
Deferred revenue, current	205,801	177,465
Operating lease liabilities, current	3,318	2,505
Other accrued expenses and current liabilities	12,607	11,532
Total current liabilities	271,007	232,370
Deferred revenue, noncurrent	4,157	5,141
Operating lease liabilities, noncurrent	16,538	17,522
Other noncurrent liabilities	199	—
Total liabilities	291,901	255,033
Commitments and contingencies (Note 6)
Stockholders’ / members’ equity:
Members’ interest	—	107,151
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2024	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized, 28,265,084 shares issued and outstanding as of September 30, 2024	3	—
Class B common stock, $0.0001 par value, 300,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024	—	—
Class C common stock(1), $0.0001 par value, 300,000,000 shares authorized, 74,135,230 shares issued and outstanding as of September 30, 2024	7	—
Class D common stock(1), $0.0001 par value, 600,000,000 shares authorized, 132,081,358 shares issued and outstanding as of September 30, 2024	13	—
Additional paid-in capital	630,354	—
Accumulated other comprehensive loss	(450)	(625)
Accumulated deficit	(299,885)	—
Total stockholders’ equity attributable to OneStream, Inc. / members’ equity	330,042	106,526
Non-controlling interests	128,166	—
Total stockholders’ / members’ equity	458,208	106,526
Total liabilities and stockholders’ / members’ equity	$750,109	$361,559
(1)
Each share of Class C common stock is convertible at any time at the option of the holder into one share of Class B common stock, and each share of Class D common stock is convertible at any time at the option of the holder into one share of Class A common stock. Refer to Note 9 in the accompanying notes for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated StatementS of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscription	$110,722	$79,419	$309,542	$215,340
License	11,734	19,495	24,818	32,939
Professional services and other	6,684	8,090	22,572	24,048
Total revenue	129,140	107,004	356,932	272,327
Cost of revenues:
Subscription	32,386	19,366	82,007	53,247
Professional services and other	32,015	10,159	53,397	30,769
Total cost of revenue	64,401	29,525	135,404	84,016
Gross profit	64,739	77,479	221,528	188,311
Operating expenses:
Sales and marketing	162,700	42,226	263,225	136,241
Research and development(1)	83,040	13,859	119,916	39,614
General and administrative	74,170	14,391	110,509	43,176
Total operating expenses	319,910	70,476	493,650	219,031
(Loss) income from operations	(255,171)	7,003	(272,122)	(30,720)
Interest income, net	5,022	1,133	8,319	2,702
Other income (expense), net	772	(1,072)	2,263	(2,894)
(Loss) income before income taxes	(249,377)	7,064	(261,540)	(30,912)
(Benefit) provision for income taxes	(32)	300	614	770
Net (loss) income	$(249,345)	$6,764	$(262,154)	$(31,682)
Less: Net loss attributable to non-controlling interests	(77,402)	—	(77,402)	—
Net (loss) income attributable to OneStream, Inc.	$(171,943)	$6,764	$(184,752)	$(31,682)
Net loss per share of Class A and Class D common stock–basic and diluted(2)	(1.06)		(1.06)
Weighted-average shares of Class A and Class D common stock outstanding–basic and diluted(2)	160,300		160,300

(1)
Amounts include certain expenses incurred with related parties. Refer to Note 14 in the accompanying notes for details.
(2)
Represents net loss per share of Class A common stock and Class D common stock and weighted-average shares of Class A common stock and Class D common stock outstanding for the period following the Reorganization Transactions as described in Note 1, Organization and Description of Business. Refer to Note 13, Net Loss per Share, in the accompanying notes for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated Statements of Comprehensive INCOME (Loss)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(249,345)	$6,764	$(262,154)	$(31,682)
Other comprehensive (loss) income:
Foreign currency translation	244	379	(31)	513
Comprehensive (loss) income	$(249,101)	$7,143	$(262,185)	$(31,169)
Less: Comprehensive loss attributable to non-controlling interests	(77,347)	—	(77,347)	—
Comprehensive (loss) income attributable to OneStream, Inc.	$(171,754)	$7,143	$(184,838)	$(31,169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated Statements of STOCKHOLDERS’ / Members’ Equity

(in thousands, except share/unit amounts)

(Unaudited)

		OneStream, Inc. Stockholders’ / Members’ Equity									Accumulated			Total
	Members’	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Non-controlling	Stockholders’ / Members’
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance as of December 31, 2023	$281,306	—	$—	—	$—	—	$—	—	$—	$—	$(625)	$(174,155)	$—	$106,526
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,959)	—	(4,959)
Equity-based compensation	1,113	—	—	—	—	—	—	—	—	—	—	—	—	1,113
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(179)	—	—	(179)
Balance as of March 31, 2024	$282,419	—	$—	—	$—	—	$—	—	$—	$—	$(804)	$(179,114)	$—	$102,501
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,850)	—	(7,850)
Equity-based compensation	2,719	—	—	—	—	—	—	—	—	—	—	—	—	2,719
Units issued in connection with acquisition	244	—	—	—	—	—	—	—	—	—	—	—	—	244
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(96)	—	—	(96)
Balance as of June 30, 2024	$285,382	—	$—	—	$—	—	$—	—	$—	$—	$(900)	$(186,964)	$—	$97,518
Activity prior to IPO and Reorganization Transactions:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,835)	—	(1,835)
Equity-based compensation	1,096	—	—	—	—	—	—	—	—	—	—	—	—	1,096
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	64	—	—	64
Balance as of July 23, 2024	$286,478	—	$—	—	$—	—	$—	—	$—	$—	$(836)	$(188,799)	$—	$96,843
Effects of the IPO and Reorganization Transactions:
Effect of Reorganization Transactions	(286,478)	—	—	—	—	74,135,230	7	132,081,358	13	286,458	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	204,435	—	—	—	204,435
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	27,715,770	3	—	—	—	—	—	—	402,527	—	—	—	402,530
Stock option exercises	—	459,230	—	—	—	—	—	—	—	3,251	—	—	—	3,251
Repurchase of LLC Units	—	—	—	—	—	—	—	—	—	(56,663)	—	—	—	(56,663)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(262,603)	261	59,022	203,320	—
Activity subsequent to the IPO and Reorganization Transactions:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(170,108)	(77,402)	(247,510)
Equity-based compensation	—	—	—	—	—	—	—	—	—	52,259	—	—	2,193	54,452
Stock option exercises	—	90,084	—	—	—	—	—	—	—	690	—	—	—	690
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	125	—	55	180
Balance as of September 30, 2024	$—	28,265,084	$3	—	$—	74,135,230	$7	132,081,358	$13	$630,354	$(450)	$(299,885)	$128,166	$458,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated Statements of STOCKHOLDERS’ / Members’ Equity

(in thousands, except share/unit amounts)

(Unaudited)

	OneStream Software LLC (Prior to the Reorganization Transactions)
	Convertible Preferred Units		Members’ Interest		Accumulated Other Comprehensive	Accumulated	Total Members’
	Units	Amount	Units	Amount	Loss	Deficit	Equity
Balance as of December 31, 2022	128,293,508	$209,733	79,245,283	$63,056	$(429)	$(145,224)	$127,136
Net loss	—	—	—	—	—	(23,075)	(23,075)
Equity-based compensation	—	—	—	2,728	—	—	2,728
Exercise of common unit options	—	—	55,375	247	—	—	247
Foreign currency translation	—	—	—	—	148	—	148
Balance as of March 31, 2023	128,293,508	$209,733	79,300,658	$66,031	$(281)	$(168,299)	$107,184
Net loss	—	—	—	—	—	(15,371)	(15,371)
Equity-based compensation	—	—	—	2,932	—	—	2,932
Foreign currency translation	—	—	—	—	(14)	—	(14)
Balance as of June 30, 2023	128,293,508	$209,733	79,300,658	$68,963	$(295)	$(183,670)	$94,731
Net income	—	—	—	—	—	6,764	6,764
Equity-based compensation	—	—	—	1,427	—	—	1,427
Foreign currency translation	—	—	—	—	379	—	379
Balance as of September 30, 2023	128,293,508	$209,733	79,300,658	$70,390	$84	$(176,906)	$103,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(262,154)	$(31,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,586	2,230
Noncash operating lease expense	2,303	1,669
Amortization of deferred commissions	15,206	12,661
Equity-based compensation	263,815	7,087
Other noncash operating activities, net	(1,402)	3,180
Changes in operating assets and liabilities:
Accounts receivable, net	967	(8,499)
Deferred commissions	(18,610)	(15,708)
Prepaid expenses and other assets	(1,395)	(6,407)
Accounts payable	15,720	(6,359)
Deferred revenue	27,349	33,298
Accrued and other liabilities	(8,371)	3,000
Net cash provided by (used in) operating activities	36,014	(5,530)
Cash flows from investing activities:
Purchases of property and equipment	(2,177)	(2,367)
Acquisition of business, net of cash acquired	(7,594)	—
Sales of marketable securities	—	87,339
Net cash (used in) provided by investing activities	(9,771)	84,972
Cash flows from financing activities:
Principal payments on finance lease obligation	—	(46)
Proceeds from initial public offering, net of underwriting discounts and commissions	409,598	—
Repurchase of LLC Units	(56,663)	—
Payments of deferred offering costs	(4,943)	—
Proceeds from option exercises	3,941	247
Repayments of borrowings on revolving credit facility	—	(3,500)
Net cash provided by (used in) financing activities	351,933	(3,299)
Effect of exchange rate changes on cash and cash equivalents	195	(94)
Net increase in cash and cash equivalents	378,371	76,049
Cash and cash equivalents - Beginning of period	117,087	14,687
Cash and cash equivalents - End of period	$495,458	$90,736
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in liabilities	$239	$932
Lease liabilities arising from obtaining right-of-use assets	$—	$6,861
Deferred offering costs, accrued but unpaid	$2,128	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

Notes to condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

OneStream, Inc. (the Company or OneStream) was incorporated as a Delaware corporation on October 15, 2021 as a holding company for the purpose of facilitating an initial public offering (IPO) and other related transactions in order to carry on the business of OneStream Software LLC. OneStream Software LLC was formed in 2012 as a limited liability company (LLC) in the state of Michigan and converted to a state of Delaware LLC on February 5, 2019. OneStream delivers a unified, artificial intelligence-enabled and extensible software platform - the Digital Finance Cloud - that unifies core financial functions and broader operational data and processes within a single platform. OneStream’s customers are located throughout the world; however, they are primarily located in North America and Europe. OneStream is headquartered in Birmingham, Michigan and has international locations in Australia, Europe and Singapore.

Initial Public Offering

On July 25, 2024, the Company completed the IPO in which it sold 21,729,333 shares of its Class A common stock, par value $0.0001 per share, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. The Company received net proceeds from the IPO of $409.6 million, net of underwriting discounts and commissions of $25.0 million, but before deducting offering expenses. The Company used $352.9 million of the proceeds to purchase 18,723,296 newly issued common units (LLC Units) of OneStream Software LLC and $56.7 million of the proceeds to purchase 3,006,037 issued and outstanding LLC Units from certain members of OneStream Software LLC in a “synthetic secondary” transaction (the IPO Synthetic Secondary), in each case at a price per share equal to the IPO price to the public, net of underwriting discounts and commissions.

Certain of the Company’s existing stockholders sold 6,445,667 shares of Class A common stock in the IPO at the public offering price of $20.00 per share. This sale included 5,986,437 shares of Class D common stock that were converted into an equal number of shares of Class A common stock and 459,230 shares of Class A common stock that were issued upon exercise of options granted to certain executive officers and other employees. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Reorganization Transactions

In connection with the IPO, the Company and OneStream Software LLC completed a series of organizational transactions (the Reorganization Transactions), including the following:

•
The amended and restated operating agreement of OneStream Software LLC was amended and restated (as further amended, the Amended LLC Agreement) to, among other things: (i) appoint the Company as the sole manager of OneStream Software LLC and (ii) effectuate the reclassification of all of the then-outstanding preferred units, common units and incentive units of OneStream Software LLC into a single class of non-voting LLC Units. The then-outstanding preferred units and common units were reclassified into an equal number of LLC Units, and the 8,632,763 then-outstanding incentive units were reclassified into 6,591,178 LLC Units.
•
Certain pre-IPO members of OneStream Software LLC that were corporations merged with and into the Company (the Former Members) and contributed their LLC Units to the Company in exchange for shares of Class D common stock of the Company (the Blocker Mergers).
•
The certificate of incorporation of the Company was amended and restated to authorize additional shares of four series of common stock, Class A common stock, Class B common stock, Class C common stock and Class D common stock, and one class of preferred stock. The amended and restated certificate of incorporation and the Amended LLC Agreement require OneStream Software LLC and the Company to, at all times, maintain (i) a one-to-one ratio between the number of LLC Units owned by the Company and the number of shares of Class A common stock and Class D common stock outstanding and (ii) a one-to-one ratio between the number of shares of Class B common stock and Class C common stock owned by the members of OneStream Software LLC (the Continuing Members) and the number of LLC Units owned by the Continuing Members.

ONESTREAM, INC.

As the sole manager of OneStream Software LLC, the Company controls all of the business operations, affairs, and management of OneStream Software LLC. Accordingly, OneStream, Inc. consolidates the financial results of OneStream Software LLC and reports the non-controlling interests of the Continuing Members’ LLC Units on its condensed consolidated balance sheets.

See Note 11 for information on the 2024 Equity Incentive Plan (the 2024 Plan) which became effective upon the IPO as well as the equity-based compensation charges recorded in the three months ended September 30, 2024 in connection with the IPO.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Other than policies added below for business combinations, goodwill and other intangible assets, non-controlling interests, and net loss per share, as well as updates to the existing equity-based compensation policy, there have been no changes to the significant accounting policies described in the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023 included in the prospectus of OneStream, Inc. dated July 23, 2024 (the IPO Prospectus), filed with the Securities and Exchange Commission (SEC) in accordance with Rule 424(b) under the Securities Act of 1933, as amended, that have had a material impact on the condensed consolidated financial statements and accompanying notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, OneStream, Inc. had no operations. All significant intercompany transactions and balances have been eliminated during consolidation.

The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on a recurring basis. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders’ / members’ equity, and statements of cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full year or any other future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2023 included in the IPO Prospectus.

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

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s IPO. During the nine months ended September 30, 2023, the Company abandoned its prior IPO preparations due to external market conditions and impaired $3.0 million of previously capitalized deferred offering costs. Prior to the completion of the IPO during 2024, the Company capitalized $7.1 million of deferred offering costs. Upon completion of the IPO, these costs were reclassified into stockholders’ / members’ equity as a reduction against the proceeds received from the IPO.

ONESTREAM, INC.

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

Non-controlling Interests

Following the Reorganization Transactions, the Company consolidates the financial results of OneStream Software LLC. Therefore, the Company reports a non-controlling interest based on the LLC Units owned by the Continuing Members on the condensed consolidated balance sheets. Net loss attributed to the non-controlling interests is based on the weighted average LLC Units outstanding during the period, excluding LLC Units that are subject to vesting conditions, and is presented on the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10, Non-controlling Interests, for further details.

ONESTREAM, INC.

Equity-based compensation

The Company has issued equity-based awards to employees in the form of restricted stock units (RSUs) and stock options, and, prior to the Reorganization Transactions, OneStream Software LLC issued incentive compensation units (ICUs) and common unit options, as described in Note 11. The Company accounts for equity-based awards based on their grant date fair values. Determining the grant date fair values of equity-based awards requires management to make assumptions and judgments. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions. As a result, if other assumptions are used, equity-based compensation costs could be materially impacted. Equity-based compensation expense is recognized on a straight-line basis for awards with service-only vesting conditions, whereas awards with performance conditions are recognized using the accelerated attribution method. Forfeitures are accounted for as they occur. Refer to Note 11, Equity-based compensation, for further details on the Company’s equity-based compensation awards.

Net Loss per Share

Net loss per share is computed by dividing net loss attributable to OneStream, Inc. for the period following the Reorganization Transactions by the weighted-average number of shares of Class A common stock and Class D common stock outstanding during the same period. Diluted net loss per share is computed giving effect to all potential weighted-average dilutive shares for the period following the Reorganization Transactions, including additional shares of Class D common stock issuable upon redemption of LLC Units held by Continuing Members, and Class A common stock issuable pursuant to outstanding stock options and RSUs, and under the 2024 Employee Stock Purchase Plan (ESPP), as applicable. Diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of potentially issuable shares would be antidilutive.

All losses and earnings for the period prior to the IPO were entirely allocable to OneStream Software LLC. Due to the impact of the Reorganization Transactions, the Company’s capital structure for the pre- and post-IPO periods is not comparable. As a result, the presentation of net (loss) income per share for the periods prior to the IPO and Reorganization Transactions is not meaningful and only net loss per share for periods subsequent to the IPO and Reorganization Transactions are presented herein.

ONESTREAM, INC.

NOTE 3 – BUSINESS COMBINATIONS

DataSense Acquisition

On May 1, 2024 (the acquisition date), the Company entered into a membership interest purchase agreement with a related party, DataSense LLC (DataSense), and its sole equity holder, DataSense Holdings LLC (DataSense Holdings), a holding company established by the founders of DataSense, pursuant to which the Company acquired the remaining issued and outstanding membership interests of DataSense not previously owned by the Company. The acquisition allows the Company to continue its focus on building artificial intelligence (AI) and machine learning capabilities and continue the Company’s development of AI-enabled solutions. These capabilities increase the value proposition of the Digital Finance Cloud to the Company’s existing customers and further differentiates the Company from its competitors.

The aggregate consideration under the purchase agreement consisted of $7.7 million in cash, including $0.5 million deposited into a post-closing escrow account, and 1,023,720 common units of OneStream Software LLC (common units), of which 1,009,302 are subject to performance-based vesting conditions measured on an annual basis over four years and service-based conditions tied to the continued employment of the founders of DataSense with the Company. In connection with the Reorganization Transactions, the common units awarded to the founders of DataSense were reclassified into an equal number of LLC Units and DataSense Holdings received an equal number of shares of Class C common stock. All Class C common stock and LLC Units issued as a result of the reclassification of unvested common units remain subject to the same vesting conditions that existed prior to the Reorganization Transactions; refer to Note 11 for further details. As part of the total consideration transferred, the Company also paid seller transaction costs of $0.3 million. As of the acquisition date, DataSense became a wholly owned subsidiary of the Company and its operations have been included in the Company’s condensed consolidated financial statements.

The Company accounted for the acquisition of the remaining equity interests of DataSense using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As part of the acquisition, the Company derecognized its previously held equity interest in DataSense, which had been accounted for as an equity method investment and was recorded in other noncurrent assets in the amount of $0.8 million as of the acquisition date. In assessing the fair value of its previously held equity interest as of the acquisition date, the Company, with the assistance of a third-party valuation provider, determined the fair value was $3.2 million as of the acquisition date, resulting in a gain of $2.4 million recorded in other income, net in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

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

ONESTREAM, INC.

The following table summarizes the allocation of the total purchase price based upon the fair value of assets acquired and liabilities assumed as of the acquisition date, inclusive of measurement period adjustments (in thousands):

May 1, 2024
Cash	$363
Intangible assets – developed technology	3,300
Prepaid expenses and other current assets	20
Goodwill	9,277
Other accrued expenses and current liabilities	(2,451)
Total consideration	$10,509

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

The operating results of DataSense from the date of acquisition, which are not material, have been included in the Company’s condensed consolidated statements of operations. Acquisition-related costs incurred were not material for the nine months period ended September 30, 2024. All acquisition-related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill as of September 30, 2024 was $9.3 million. The only addition to goodwill during the nine months ended September 30, 2024 was related to the acquisition of DataSense, as described in Note 3.

Other Intangible Assets

The Company’s acquired intangible assets had a gross carrying value of $3.3 million and accumulated amortization of $0.5 million as of September 30, 2024. The Company recorded amortization of other intangible assets of $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. The weighted-average remaining useful life of the Company’s acquired intangible assets is 2.6 years as of September 30, 2024.

As of September 30, 2024, the estimated aggregate amortization expense for intangible assets for each of the five succeeding fiscal years was as follows (in thousands):

Fiscal Year:
Remainder of 2024	$275
2025	1,100
2026	1,100
2027	367
2028	—
Total expected amortization expense	$2,842

ONESTREAM, INC.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Leasehold improvements	$9,051	$7,566
Capitalized software costs	5,115	4,172
Furniture and equipment	3,636	3,265
Construction in progress	171	583
Gross property and equipment	17,973	15,586
Less: Accumulated depreciation and amortization	(7,460)	(5,320)
Property and equipment, net	$10,513	$10,266

Depreciation and amortization expense was $0.7 million for both the three months ended September 30, 2024 and 2023, and $2.1 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates from 2024 to 2034.

The Company’s future minimum commitments under leases, service agreements, and other contractual commitments as of September 30, 2024 is as follows (in thousands):

	Operating Lease Obligations	Future Purchase Obligations
Years ending December 31,
2024 (remaining 3 months)	$1,122	$5,991
2025	4,211	19,867
2026	3,833	4,480
2027	2,656	—
2028	2,526	—
2029 and thereafter	9,026	—
Total payments	23,374	$30,338
Less: imputed interest	(3,330)
Less: leases less than 12 months	(188)
Total lease liabilities	$19,856

In June 2022, the Company entered into a five-year consumption agreement with a vendor whereby the Company committed to purchase $300.0 million of data center, cloud, and IT services with no minimum annual spending requirement (excluded from the table above). As of September 30, 2024, the total remaining commitment under this agreement was $189.6 million.

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

ONESTREAM, INC.

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

The Company has also agreed to indemnify its board of directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a board member or officer, including any action by the Company, arising out of that person’s services as the Company’s board member or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company has maintained board member and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

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

Under the terms of the Credit Facility, the Company has the option to borrow funds as either a secured overnight financing rate (SOFR) loan or alternate base rate (ABR) loan. Any advances drawn on the Credit Facility incur interest at an annual rate equal to the SOFR plus 250 basis points for SOFR loans and ABR plus 150 basis points for ABR loans. The SOFR is defined as, for any day, a rate per annum equal to SOFR for the day (such day, the SOFR Determination Date) that is five (5) U.S. Government Securities Business Day prior to (i) if such SOFR rate day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR rate day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR rate day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website. The ABR is defined as, for any day, a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York (NYFRB) rate in effect on such day plus ½ of 1% and (c) Term SOFR for a one month interest period on such day (or if such day is not a Business Day, the immediately preceding business day) plus 1%. Any undrawn portion of the Credit Facility is subject to a fee of 0.25% per annum. SOFR interest payments for interest periods of 3 months or less are due at the end of the interest period. SOFR interest payments for interest periods greater than 3 months are due on 3-month intervals following the borrowing. ABR interest and fees are payable quarterly in arrears with the principal and any accrued and unpaid interest due on October 27, 2028. Interest expense on the Credit Facility is recorded in the consolidated statements of operations as interest expense, net and fees are recorded as general and administrative expenses. Interest expense and fees on the Credit Facility were not material during the three and nine months ended September 30, 2024 and 2023.

Under the terms of the Credit Facility, the Company must maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens, and the payment of dividends. The Company must also not permit the ratio of indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and is required to maintain $50.0 million in liquidity. The Credit Facility is secured by substantially all the assets of the Company. The Company was compliant with the financial covenants contained in the agreement as of September 30, 2024.

NOTE 8 – INCOME TAXES

The Company is treated as a corporation for income tax purposes and is subject to federal, state, and local taxes with respect to allocable share of any net taxable income from OneStream Software LLC.

ONESTREAM, INC.

OneStream Software LLC is a limited liability company treated as a partnership for income tax purposes and its taxable income or loss is passed through to its members, including the Company. OneStream Software LLC’s foreign subsidiaries are taxed in the foreign jurisdictions in which they operate, and accruals for such taxes are included in the Company’s condensed consolidated financial statements. For the periods presented prior to the Reorganization Transactions and IPO, the reported income taxes represent those of OneStream Software, LLC.

The Company computed its interim provision by applying its estimated annual effective tax rate to year-to-date loss before income taxes. The Company also records the tax impact of certain discrete, unusual or infrequently occurring items, including changes in judgment about valuation allowances and the effects of changes in tax laws or rates on deferred tax balances, in the interim period in which they occur. Furthermore, jurisdictions in which we operate with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

The Company’s income tax provision was $0.6 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. The Company did not have a material provision for income taxes during the three months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to non-controlling interest and having a full valuation allowance in the U.S. For the three and nine months ended September 30, 2023, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to the pass-through income generated at OneStream Software LLC.

Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact during 2024, related legislation, with widespread implementation of a global minimum tax expected by 2025. As of September 30, 2024, the Company was not materially impacted by this legislation. As further legislation becomes effective in countries in which the Company does business, and if the Company’s revenue grows in foreign jurisdictions, the Company’s provision for income taxes could be materially impacted. The Company will continue to monitor whether these provisions will become applicable on an ongoing basis.

Tax Receivable Agreement

In connection with the Reorganization Transactions, the Company entered into a Tax Receivable Agreement (TRA) with OneStream Software LLC, certain Former Members and the Continuing Members. Under the TRA, the Company will retain 15% of certain available tax savings, and will be required to pay the Members (as defined in the TRA) the remaining 85% of such tax savings, if any, that are realized or deemed realized as a result of tax attributes, i.e. deferred tax assets (DTA). Based on our assessment, it is more likely than not that we will not realize the tax benefit of any DTA resulting from the Reorganization Transactions, and therefore, we have established a full valuation against our U.S. DTA. The liability for the TRA arrangement is in the scope of ASC 450, Contingencies; however, since the U.S. DTA is not considered to be realizable, the TRA liability is not recognized in the condensed consolidated financial statements as of September 30, 2024.

The amounts of any tax benefit to the Company that arises from future exchanges or redemptions of LLC Units will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions or exchanges and the price of shares of Class A common stock at the time of such future redemption or exchange. The Company will only recognize a DTA for financial reporting purposes when it is “more-likely-than-not” that the tax benefit will be realized.

NOTE 9 – STOCKHOLDERS’ / MEMBERS’ EQUITY

Amendment and Restatement of Certificate of Incorporation

In connection with the Reorganization Transactions, the certificate of incorporation of OneStream, Inc. was amended and restated to, among other things, provide for the authorization of (i) 2,500,000,000 shares of Class A common stock with a par value of $0.0001 per share, (ii) 300,000,000 shares of Class B common stock with a par value of $0.0001 per share, (iii) 300,000,000 shares of Class C common stock with a par value of $0.0001 per share, (iv) 600,000,000 shares of Class D common stock with a par value of $0.0001 per share, and (v) 100,000,000 shares of preferred stock with a par value of $0.0001 per share.

The rights of the holders of Class A common stock, Class B common stock, Class C common stock and Class D common stock are identical, except with respect to voting rights, conversion rights and economic rights. Each share of Class A common stock is entitled to one vote per share and has economic rights. Each share of Class B common stock is entitled to one vote per share, is cancellable upon

ONESTREAM, INC.

the redemption or exchange of one LLC Unit for cash or one share of Class A common stock and has no economic rights. Each share of Class C common stock is entitled to ten votes per share, is cancellable upon the redemption or exchange of one LLC Unit for cash or one share of Class D common stock and has no economic rights. Each share of Class D common stock is entitled to ten votes per share, is convertible into one share of Class A common stock and has economic rights.

Recapitalization of OneStream Software LLC

In connection with the Reorganization Transactions and the Amended LLC Agreement, all membership interests in OneStream Software LLC were reclassified into a single-class of LLC Units. The following is a summary of the securities reclassified in connection with the Reorganization Transactions:

•
80,324,378 common units of OneStream Software LLC outstanding prior to the Reorganization Transactions were reclassified on a one-for-one basis into LLC Units;
•
128,293,508 convertible preferred units of OneStream Software LLC outstanding prior to the Reorganization Transactions were reclassified on a one-for-one basis into LLC Units; and
•
8,632,763 incentive units of OneStream Software LLC outstanding prior to the Reorganization Transactions were reclassified into 6,591,178 LLC Units.

In addition, the Company issued 74,135,230 shares of Class C common stock, net of 3,006,037 shares of Class C common stock purchased and cancelled in the IPO Synthetic Secondary, to the Continuing Members. The Company also issued 132,081,358 shares of Class D common stock, net of the conversion of 5,986,437 shares of Class D common stock to Class A common stock in connection with the sale of such shares in the IPO, to the Former Members in exchange for LLC Units on a one-for-one basis.

The amended and restated certificate of incorporation and the Amended LLC Agreement discussed above requires the Company and OneStream Software LLC to, at all times, maintain (i) a one-to-one ratio between the number of LLC Units owned by the Company and the number of shares of Class A common stock and Class D common stock outstanding and (ii) a one-to-one ratio between the number of shares of Class B and Class C common stock and the number of LLC Units all of which are owned by the Continuing Members.

Preferred Stock

As of September 30, 2024, there are no shares of preferred stock outstanding. Under the terms of the Company’s amended and restated certificate of incorporation, the board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series without shareholder approval. The board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, redemption privileges and liquidation preferences, of each series of preferred stock.

NOTE 10 – NON-CONTROLLING INTERESTS

In connection with the Reorganization Transactions, OneStream, Inc. became the sole manager of OneStream Software LLC and accordingly consolidates the results of operations of OneStream Software LLC. The non-controlling interests balance on the Company’s condensed consolidated balance sheets represents the portion of LLC Units owned by the Continuing Members. Net (loss) income is attributable to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period excluding LLC Units that are subject to vesting conditions. As of September 30, 2024, the non-controlling interests in OneStream Software LLC owned 31.3% with the remaining 68.7% owned by OneStream, Inc. The ownership of the LLC Units is summarized as follows:

	September 30, 2024
	Units	Ownership %
OneStream, Inc.	160,346,442	68.7%
Continuing Members(1)	72,969,674	31.3%
Total	233,316,116	100.0%

(1) Excludes 1,165,556 LLC Units still subject to vesting conditions.

ONESTREAM, INC.

NOTE 11 – EQUITY-BASED COMPENSATION

2019 Common Unit Option Plan

The 2019 Common Unit Option Plan (the 2019 Plan) was originally adopted by OneStream Software LLC’s board of managers and approved by the then members of OneStream Software LLC. The 2019 Plan allowed OneStream Software LLC to provide common unit options to eligible employees, managers, and consultants.

Prior to the Reorganization Transactions, the Company did not recognize equity-based compensation expense for common unit options granted under the 2019 Plan because they contained a forfeiture provision whereby upon voluntary termination of service by the option holder, the Company had the right to require the option holder to (i) sell all or a portion of any common units acquired by the optionee to the Company at a price equal to the lesser of (a) the aggregate fair value of such common units on the date of such repurchase and (b) the aggregate exercise price paid to acquire the common units and (ii) surrender all outstanding common unit options, including vested options, held by such optionee without consideration.

On July 12, 2024, the board of managers of OneStream Software LLC and the board of directors of the Company approved a modification of the terms of the outstanding common unit options to remove the forfeiture provision, to be effective immediately upon the completion of the Reorganization Transactions. The amendment has been accounted for as an “improbable-to-probable” modification under ASC 718, Compensation—Stock Compensation, whereby the fair values of the outstanding common unit options were measured as of the modification date of July 12, 2024 (the Option Modification Date). The performance condition created by the modification was satisfied upon completion of the Reorganization Transactions and the Company recorded a cumulative adjustment to equity-based compensation expense totaling $204.4 million for the common unit options that vested upon the completion of the Reorganization Transactions.

The remaining unrecognized equity-based compensation expense related to the unvested common unit options granted prior to the Reorganization Transactions will be recognized over the remaining requisite service period using the accelerated attribution method, in which compensation cost for each vesting tranche is recognized ratably from the service inception date to the vesting date for that tranche. In connection with the Reorganization Transactions, the 2019 Plan was assumed by OneStream, Inc. and terminated with respect to the grant of new options. In addition, all outstanding common unit options were converted into options to purchase Class A common stock on a one-for-one basis.

The following table summarizes the option activity under the 2019 Plan during the nine months ended September 30, 2024 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	28,761	$8.65	7.69
Granted	9,097	14.78
Forfeited / Cancelled	(615)	9.39
Exercised	(549)	7.18
Outstanding as of September 30, 2024	36,694	$10.38	7.81
Vested and exercisable as of September 30, 2024	18,043	$8.03	6.80

The weighted-average grant date fair value of stock options granted under the 2019 Plan during the nine months ended September 30, 2024, was $10.03. As of September 30, 2024, the aggregate intrinsic value of stock options outstanding and stock options vested and exercisable under the 2019 Plan was $863.1 million and $466.7 million, respectively. Total unrecognized equity-based compensation expense related to stock options granted under the 2019 Plan was $151.2 million as of September 30, 2024 and will be recognized over the remaining requisite service period using the accelerated attribution method over a weighted-average period of 2.8 years.

ONESTREAM, INC.

The Company estimated the fair value of the modified stock options under the 2019 Plan as of the Option Modification Date using a binomial lattice model incorporating an early exercise multiple and post-vesting termination rates. The assumptions and estimates used as part of the binomial lattice model were as follows:

Fair Value of Class A Common Stock: The fair value of Class A common stock underlying the options granted under the 2019 Plan was determined to be the mid-point of the expected IPO price range as of the Option Modification Date.

Expected Term: The expected term was a derived output of the binomial lattice model representing the weighted-average period the stock options are expected to remain outstanding.

Expected Volatility: Expected volatility was estimated based on historical and implied stock price volatility from several guideline companies over a period equivalent to the expected term.

Risk-free Interest Rate: The risk-free interest rate was based on the interpolated United States Treasury yield curve at each time-step in the lattice.

Expected Dividend Yield: The estimated dividend yield is zero as the Company does not currently intend to declare dividends in the foreseeable future.

Assumptions and estimates used as part of the binomial lattice model for options granted under the 2019 Plan and modified on the Option Modification Date were as follows:

Fair value of Class A common stock	$18.00
Expected term (in years)	0 - 7.44
Expected volatility	50.00%
Risk-free interest rate	4.34 - 5.40%
Expected dividend yield	—

Incentive Units

From time to time prior to the Reorganization Transactions and the IPO, the board of managers of OneStream Software LLC granted incentive units (ICUs) to certain directors, officers and other employees pursuant to profits interest unit grant agreements. In connection with the Reorganization Transactions, the 8,632,763 ICUs outstanding as of the date of the IPO were reclassified into 6,591,178 LLC Units and holders of the newly issued LLC Units received an equal number of shares of Class C common stock. Such shares of Class C common stock are subject to the same terms and conditions, including vesting terms, as the ICUs that were reclassified into LLC Units, except that such shares are not subject to forfeiture upon termination of service.

The Company classifies the unvested LLC Units (and corresponding shares of Class C common stock) as outstanding on its condensed consolidated balance sheets as they are legally outstanding; however, these are excluded from the calculation of weighted average LLC Units outstanding during the period for purposes of calculating net loss attributable to the non-controlling interest in OneStream Software LLC as their distribution rights are forfeitable until vested.

The unvested LLC Units (and shares of Class C common stock) outstanding following the reclassification of outstanding unvested ICUs are summarized as follows (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding immediately following completion of the Reorganization Transactions	241	$8.82
Vested subsequent to completion of the Reorganization Transactions	85	7.80
Unvested and outstanding as of September 30, 2024	156	$9.38

ONESTREAM, INC.

The Company evaluated the reclassification of ICUs as part of the Reorganization Transactions and concluded the impact on equity-based compensation expense was not material. As of September 30, 2024, total unrecognized equity-based compensation related to the unvested shares of Class C common stock and unvested LLC Units was $1.2 million, which is expected to be recognized over a weighted-average period of 0.3 years. The fair value of these shares of Class C common stock and LLC Units that vested during the period from the date of the Reorganization Transactions to September 30, 2024 totaled $0.6 million. If a forfeiture of an unvested LLC Unit occurs, the associated shares of Class C common stock are also forfeited.

2024 Equity Incentive Plan

In connection with the IPO, the Company’s board of directors adopted the 2024 Equity Incentive Plan (the 2024 Plan), which became effective with an initial reserve of 32,100,000 shares of Class A common stock. The 2024 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and performance awards to eligible employees, directors, and consultants.

The number of shares available for issuance under the 2024 Plan also includes an annual increase on the first day of each fiscal year beginning on January 1, 2025 and ending on the ten year anniversary of the date our board of directors approved the 2024 Plan, in an amount equal to the least of (i) 26,800,000 shares of Class A common stock, (ii) 5% of the outstanding shares of all series of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other number as determined by the administrator.

Stock options

During the three months ended September 30, 2024, the Company granted to certain directors, executive officers and other employees 2,413,968 options to purchase Class A common stock under the 2024 Plan at an exercise price equal to the IPO price, which was $20.00 per share. These stock options vest upon the satisfaction of a liquidity condition and service-based condition of four years. The liquidity condition was satisfied through the completion of the IPO. No options have been granted after the IPO.

The following table summarizes the option activity under the 2024 Plan during the nine months ended September 30, 2024 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	—	$—	—
Granted	2,414	20.00
Forfeited / Cancelled	(7)	20.00
Exercised	—	—
Outstanding as of September 30, 2024	2,407	$20.00	9.81
Vested and exercisable as of September 30, 2024	—	$—	—

The weighted-average grant date fair value of stock options granted under the 2024 Plan during the nine months ended September 30, 2024, was $9.70. As of September 30, 2024, the aggregate intrinsic value of stock options outstanding under the 2024 Plan was $33.5 million. Total unrecognized equity-based compensation expense related to stock options under the 2024 Plan was $21.6 million as of September 30, 2024 and will be recognized over the remaining requisite service period using the accelerated attribution method over a weighted-average period of 3.8 years.

The Company estimated the fair value of options granted under the 2024 Plan on the grant date using a Black-Scholes option-pricing model. The assumptions and estimates used as part of the Black-Scholes option-pricing model were as follows:

Fair Value of Class A Common Stock: The fair value of Class A common stock underlying the options granted under the 2024 Plan was determined to be the IPO price.

Expected Term: The expected term was estimated using the simplified method due to a lack of historical exercise activity for the Company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award.

ONESTREAM, INC.

Expected Volatility: Expected volatility was estimated based on historical and implied stock price volatility from several guideline companies over a period equivalent to the expected term.

Risk-free Interest Rate: The risk-free interest rate was based on the United States Treasury yield curve in effect during the period the options were granted.

Expected Dividend Yield: The estimated dividend yield is zero as the Company does not currently intend to declare dividends in the foreseeable future.

Inputs used in the Black-Scholes option pricing model for options granted under the 2024 Plan were as follows:

Fair value of Class A common stock	$20.00
Expected term (in years)	6.06 - 6.11
Expected volatility	50.00%
Risk-free interest rate	4.24%
Expected dividend yield	—

Restricted Stock Units (RSUs)

Subsequent to the Reorganization Transactions and the IPO, the Company has granted RSUs under the 2024 Plan to certain employees. RSUs represent the right to receive shares of Class A common stock at specified future dates. RSUs are subject to a service-based vesting condition that is generally satisfied over four years. Equity-based compensation expense related to RSUs is recognized on a straight-line basis over the remaining requisite service period.

The following table summarizes the RSU activity during the nine months ended September 30, 2024 (in thousands, except per share data):

	RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	—	$—
Granted	191	29.87
Vested	—	—
Forfeited / Cancelled	(4)	29.87
Outstanding as of September 30, 2024	187	$29.87

As of September 30, 2024, unrecognized compensation cost related to the RSUs was $5.5 million, which is expected to be recognized over a weighted-average period of 4.0 years. The Company recognized $0.1 million of equity-based compensation expense related to RSUs for the three and nine months ended September 30, 2024.

2024 Employee Stock Purchase Plan

In connection with the IPO, the Company’s board of directors adopted the ESPP. A total of 10,700,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of September 30, 2024, there have been no shares issued under this plan.

The number of shares available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year beginning on January 1, 2025, in an amount equal to the least of (i) 5,400,000 shares of Class A common stock, (ii) 1% of the outstanding

ONESTREAM, INC.

shares of all series of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other number as determined by the administrator.

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

In connection with the Reorganization Transactions, the common units awarded to the founders of DataSense were reclassified into an equal number of LLC Units and DataSense Holdings received an equal number of shares of Class C common stock. The Company evaluated the reclassification of these common units as part of the Reorganization Transactions and concluded the impact to equity-based compensation expense was not material. All LLC Units (and corresponding shares of Class C common stock) issued as a result of the reclassification of unvested common units remain subject to the same vesting requirements that existed prior to the Reorganization Transactions. The unvested LLC Units (and corresponding shares of Class C common stock) are classified as outstanding on the Company’s condensed consolidated balance sheets as they are legally outstanding; however, these are excluded from the calculation of weighted average LLC Units outstanding during the period for purposes of calculating net loss attributed to the non-controlling interest in OneStream Software LLC as their distribution rights are forfeitable until vested. As of September 30, 2024, 1,009,302 LLC Units (and corresponding shares of Class C common stock) issued to DataSense Holdings remain unvested.

The Company accounts for these common units based on their estimated grant date fair value. The fair value of the common units was established by OneStream Software LLC’s board of managers, after considering third-party valuations and input from management. The valuations of the common units were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. In valuing the common units, the fair value of OneStream Software LLC, or enterprise value, was determined using various methods under the market approach, including guideline public company and similar transaction methods.

During the three and nine months ended September 30, 2024, the Company recognized equity-based compensation expense of $2.4 million and $4.0 million, respectively, related to the common units issued to DataSense Holdings. As of September 30, 2024, unrecognized equity-based compensation cost related to these awards that are expected to vest was $13.0 million, which is expected to be recognized over a weighted-average period of 3.6 years. Refer to Note 3, Business Combinations, for further details on the acquisition.

Classification of Equity-Based Compensation Expense

Equity-based compensation expense was classified as follows in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of subscription	$4,981	$—	$4,981	$—
Cost of professional services and other	21,886	—	21,886	15
Sales and marketing	114,713	459	115,987	3,582
Research and development	62,251	104	63,505	413
General and administrative	56,152	864	57,456	3,077
Total equity-based compensation	$259,983	$1,427	$263,815	$7,087

ONESTREAM, INC.

NOTE 12 – REVENUE RECOGNITION

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

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$91,164	$77,741	$248,507	$191,309
Other	37,976	29,263	108,425	81,018
Total revenue	$129,140	$107,004	$356,932	$272,327

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

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. As of September 30, 2024 and December 31, 2023, the balance in the allowance for doubtful accounts was $2.4 million and $1.2 million, respectively. The allowance for credit losses was not material as of September 30, 2024 or December 31, 2023. The Company recorded bad debt expense of $1.3 million for both the nine months ended September 30, 2024 and 2023, which is presented in the condensed consolidated statements of operations as general and administrative expenses. Bad debt expense was not material for the three months ended September 30, 2024 and 2023.

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

The balance of deferred revenue will fluctuate based on timing of invoices and recognition of revenue. The amount of revenue recognized during the three and nine months ended September 30, 2024 that was included in deferred revenue at the beginning of the period was $82.5 million and $159.7 million, respectively.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations as of September 30, 2024 was $997.0 million. The Company expects to recognize approximately 39% of this amount as revenue in the next 12 months with the remaining balance recognized thereafter.

ONESTREAM, INC.

NOTE 13 – NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share for the period following the Reorganization Transactions (in thousands, except per share amounts):

July 24, 2024 through September 30, 2024
Numerator:
Net loss	$(247,510)
Less: net loss attributable to non-controlling interest	(77,402)
Net loss attributable to OneStream, Inc.	$(170,108)
Denominator:
Weighted-average shares of Class A and Class D common stock outstanding–basic and diluted	160,300
Net loss per share:
Net loss per share of Class A and Class D common stock–basic and diluted	$(1.06)

Shares of Class B common stock and Class C common stock do not share in the earnings or losses of OneStream, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B and Class C common stock under the two-class method has not been presented.

During the period from July 24, 2024 through September 30, 2024, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains outstanding share totals with a potentially dilutive impact (in thousands):

July 24, 2024 through September 30, 2024
Stock options	39,101
RSUs	187
Total	39,288

NOTE 14 – RELATED PARTY TRANSACTIONS

DataSense

Prior to the acquisition of DataSense, the Company was a party to consulting and software development services agreements with DataSense. The Company’s co-founder and chief executive officer, Thomas Shea, is the father of Andrew Shea, who was the chief executive officer and an equity holder in DataSense until its acquisition by the Company. The Company held an equity method investment in DataSense that was immaterial as of December 31, 2023. The Company paid $1.9 million in 2024 through the acquisition date, and $0.9 million and $1.7 million for the three and nine months ended September 30, 2023, respectively, under the consulting and software development services agreements with DataSense, which are included in the Company’s research and development expenses. There were no outstanding amounts due to or from DataSense as of December 31, 2023.

Refer to Note 3, Business Combinations, for further details on the acquisition of DataSense.

NOTE 15 – SUBSEQUENT EVENTS

Consumption Agreement

In November 2024, the Company amended the five-year consumption agreement with a vendor as described in Note 6, Commitments and Contingencies, which included an increase in its existing purchase commitment for data center, cloud, and IT services from $300.0 million to $360.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this report, and our audited consolidated financial statements and the related notes for the year ended December 31, 2023 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the prospectus for the IPO, dated July 23, 2024 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on July 24, 2024, or the IPO Prospectus. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The following discussion and analysis reflects the historical results of operations and financial position of OneStream Software LLC prior to the Reorganization Transactions and the IPO and that of OneStream, Inc., including OneStream Software LLC, following the completion of the Reorganization Transactions and the IPO.

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

We generate the substantial majority of our revenue from the sale of access to our platform, either pursuant to SaaS contracts that we account for as subscription revenue or pursuant to perpetual or term‑based software licenses that we account for as license revenue. Subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We refer to these revenue streams collectively as software revenue, which represented 95% and 92% of our total revenue in the three months ended September 30, 2024 and 2023, respectively, and 94% and 91% in the nine months ended September 30, 2024 and 2023, respectively. Software revenue is driven primarily by our number of customers, the number of users at each customer, the price of subscriptions and user licenses and renewal rates.

Since 2023, customers on SaaS contracts accounted for the majority of our total revenue and more than 90% of our new customers have been on SaaS contracts. Prior to the third quarter of 2020 when we introduced our current SaaS-based model, we sold access to our platform on a perpetual or term-based license basis. We expect revenue from SaaS contracts to contribute an increasing portion of total revenue over time, but we may continue to offer licenses to certain customers in limited circumstances, such as government agencies or large enterprises in heavily regulated industries. A majority of our SaaS contracts and term‑based licenses have three-year terms, although terms currently range from less than one year up to ten years. Most of our contracts are non-cancellable. We had $997.0 million and $897.7 million in remaining performance obligations as of September 30, 2023 and December 31, 2023, respectively, consisting of both billed and unbilled consideration.

We also generate revenue from the sale of professional services, including consulting, implementation and configuration services and training, but we are increasingly leveraging our partners to provide these services. Professional services represented 5% and 8% of total revenue in the three months ended September 30, 2024 and 2023, respectively, and 6% and 9% in the nine months ended September 30, 2024 and 2023, respectively.

We generate the majority of our total revenue from customers located in the United States; however, revenue generated from customers outside of the United States accounted for 29% and 27% of our total revenue in the three months ended September 30, 2024 and 2023, respectively, and 30% in both the nine months ended September 30, 2024 and 2023, and we are focused on growing our international business.

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

Our business model centers on maximizing the lifetime value of a customer relationship. We recognize revenue from our SaaS contracts ratably over the term of the subscription period. We recognize the majority of the revenue from our term-based and perpetual licenses when our software is first made available to the customer or upon commencement of the license term, if later, and the remainder is attributable to maintenance and support fees recognized ratably over the contract term. In general, customer acquisition costs and other up-front costs associated with acquiring new customers are much higher in the first year of the contract, though sales commissions allocated to customer maintenance and support are amortized over a five-year period. Over the lifetime of the customer relationship, we also incur sales and marketing costs related to upselling and expanding the number of users accessing our platform. However, these costs, as a percentage of revenue, are significantly less than those initially incurred to acquire the customer. As a result, the profitability of a customer to our business in any particular period depends in part on how long a customer has been a subscriber and the degree to which it has expanded the number of users of our platform.

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

We have achieved rapid growth since first launching our platform in 2012. For the three months ended September 30, 2024 and 2023, our software revenue was $122.5 million and $98.9 million, respectively, representing year-over-year growth of 24%. For the nine months ended September 30, 2024 and 2023, our software revenue was $334.4 million and $248.3 million, respectively, representing year-over-year growth of 35%. We incurred a net loss of $249.3 million and net income of $6.8 million in the three months ended September 30, 2024 and 2023, respectively, and net losses of $262.2 million and $31.7 million in the nine months ended September 30, 2024 and 2023, respectively. We had 1,534 and 1,305 customers as of September 30, 2024 and 2023, respectively, representing year-over-year growth of 18%. We define a customer as an entity with an active contract as of the measurement date; organizations with multiple divisions, segments or subsidiaries may be counted as multiple customers.

Recent Developments

Reorganization Transactions

The results of operations discussed in this report include those of OneStream Software LLC prior to the completion of the Reorganization Transactions and that of OneStream, Inc., including OneStream Software LLC, following the completion of the Reorganization Transactions. As a result, the unaudited condensed consolidated financial data may not give you an accurate indication of what our actual results would have been if the Reorganization Transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. For additional information, see Note 1, “Organization and Description of Business” to OneStream, Inc.’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

International Expansion

Revenue generated from customers outside of the United States accounted for 29% and 27% of our total revenue in the three months ended September 30, 2024 and 2023, respectively, and 30% in both the nine months ended September 30, 2024 and 2023. In addition to our offices and customers throughout the United States, we maintain offices in Australia, Europe and Singapore, and our customers are located in approximately 45 countries. We believe there is a significant opportunity to grow our international business and plan to continue to invest in personnel, office space, marketing and data center capacity to support our international growth.

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

Mix of Subscription Revenue and License Revenue

Our total revenue is affected by changes in the mix of our subscription revenue and license revenue. In the three months ended September 30, 2024, subscription revenue and license revenue represented 86% and 9% of our total revenue, respectively, compared to 74% and 18%, respectively, in the three months ended September 30, 2023. In the nine months ended September 30, 2024, subscription revenue and license revenue represented 87% and 7% of our total revenue, respectively, compared to 79% and 12%, respectively, in the three months ended September 30, 2023. We generate the substantial majority of our revenue from the sale of access to our platform, primarily pursuant to SaaS contracts that we account for as subscription revenue. SaaS contracts have made up more than 90% of our new customer contracts since 2023. In addition to SaaS contracts, subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We recognize revenue from our SaaS contracts, customer support and software maintenance ratably over the contract term. Before we introduced our SaaS-based model in 2020, we sold access to our platform under term-based or perpetual licenses, which we account for as license revenue. We recognize license revenue when our software is first made available to the customer or upon commencement of the license term, if later. For additional information about the components of our subscription revenue and license revenue, see the sections titled “—Components of Results of Operations—Subscription Revenue” and “—License Revenue.”

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

Professional Services and Other Revenue

Professional services and other revenue consist of fees associated with implementation and consulting services and training. Professional services do not result in significant customization of the software and are considered distinct. A substantial majority of the professional service contracts are provided on a time and materials basis, and we recognize the related revenue as the service hours are performed. For time and materials projects, we invoice for services as the work is incurred. Each phase of a customer implementation generally takes one to six months to complete, depending on the scope of engagement, and most customers complete several phases of implementation to fully leverage our platform and expand its use throughout their organizations. Professional services revenue can fluctuate quarter over quarter as a result of project milestones in our contract arrangements and how they match up to customers’ implementation projects timeline, as well as the extent to which we leverage our partners to provide these services.

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

Gross Profit and Gross Margin; Software Gross Profit and Software Gross Margin

Gross profit equals revenue less cost of revenue, and gross profit as a percentage of total revenue is referred to as gross margin. Our software gross profit, which equals our software revenue less subscription costs, was $90.1 million and $79.5 million in the three months ended September 30, 2024 and 2023, respectively, and $252.4 million and $195.0 million in the nine months ended September 30, 2024 and 2023, respectively. Our gross margin decreased from 72% in the three months ended September 30, 2023 to 50% in the three months ended September 30, 2024, and from 69% in the nine months ended September 30, 2023 to 62% in the nine months ended September 30, 2024, while our software gross margin, which is our software gross profit as a percentage of software revenue, was 74% and 80% in the three months ended September 30, 2024 and 2023, respectively, and 75% and 79% in the nine months ended September 30, 2024 and 2023, respectively. Gross margin and software gross margin have been and will continue to be affected by various factors, including the mix between revenue from SaaS contracts and term-based licenses, the timing of our acquisition of new customers and the renewal of and expansion of sales to existing customers, support and maintenance, the costs associated with operating our platform, the extent to which we expand our customer support team and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. In addition, we have benefited from a hybrid approach where we have evolved our cloud computing contracts and model to enable more flexibility with our cost structure and improved efficiency of our offering. We expect our gross profit and software gross profit to increase in absolute dollars as total revenue and software revenue increases.

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

We are incurring additional expenses as a result of operating as a public company and our Up-C structure, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase as our business grows but will decrease as a percentage of our total revenue over time as we benefit from scale in our business, although they may fluctuate as a percentage of our total revenue from period to period.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenues:
Subscription	$110,722	$79,419	$309,542	$215,340
License	11,734	19,495	24,818	32,939
Professional services and other	6,684	8,090	22,572	24,048
Total revenue	129,140	107,004	356,932	272,327
Cost of revenues:
Subscription(1)	32,386	19,366	82,007	53,247
Professional services and other(1)	32,015	10,159	53,397	30,769
Total cost of revenue	64,401	29,525	135,404	84,016
Gross profit	64,739	77,479	221,528	188,311
Operating expenses:
Sales and marketing(1)	162,700	42,226	263,225	136,241
Research and development(1), (2)	83,040	13,859	119,916	39,614
General and administrative(1)	74,170	14,391	110,509	43,176
Total operating expenses	319,910	70,476	493,650	219,031
Loss from operations	(255,171)	7,003	(272,122)	(30,720)
Interest income, net	5,022	1,133	8,319	2,702
Other income (expense), net	772	(1,072)	2,263	(2,894)
(Loss) income before income taxes	(249,377)	7,064	(261,540)	(30,912)
(Benefit) provision for income taxes	(32)	300	614	770
Net (loss) income	$(249,345)	$6,764	$(262,154)	$(31,682)
Less: Net loss attributable to non-controlling interests	(77,402)	—	(77,402)	—
Net (loss) income attributable to OneStream, Inc.	$(171,943)	$6,764	$(184,752)	$(31,682)

(1)
Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of subscription	$4,981	$—	$4,981	$—
Cost of professional services and other	21,886	—	21,886	15
Sales and marketing	114,713	459	115,987	3,582
Research and development	62,251	104	63,505	413
General and administrative	56,152	864	57,456	3,077
Total equity-based compensation	$259,983	$1,427	$263,815	$7,087

(2)
Amounts include certain expenses incurred with related parties. See Note 14 to OneStream, Inc.’s unaudited condensed consolidated financial statements included elsewhere in this report.

The following table presents the components of our results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscription	86%	74%	87%	79%
License	9	18	7	12
Professional services and other	5	8	6	9
Total revenue	100	100	100	100
Cost of revenues:
Subscription	25	18	23	20
Professional services and other	25	9	15	11
Total cost of revenue	50	28	38	31
Gross margin	50	72	62	69
Operating expenses:
Sales and marketing	126	39	74	50
Research and development	64	13	34	15
General and administrative	57	13	31	16
Total operating expenses	248	66	138	80
Loss from operations	(198)	7	(76)	(11)
Interest income, net	4	1	2	1
Other income (expense), net	1	(1)	1	(1)
(Loss) income before income taxes	(193)	7	(73)	(11)
(Benefit) provision for income taxes	—	—	—	—
Net (loss) income	(193)	6	(73)	(12)
Less: Net loss attributable to non-controlling interests	(60)	—	(22)	—
Net (loss) income attributable to OneStream, Inc.	(133)%	6%	(52)%	(12)%

* Totals of percentage of revenue may not sum due to rounding.

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenues

	Three Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Subscription	$110,722	$79,419	39%
License	11,734	19,495	(40)
Professional services and other	6,684	8,090	(17)
Total revenue	$129,140	$107,004	21

Total revenue was $129.1 million for the three months ended September 30, 2024 compared to $107.0 million for the three months ended September 30, 2023, an increase of $22.1 million, or 21%.

Subscription revenue was $110.7 million, or 86% of total revenue, for the three months ended September 30, 2024 compared to $79.4 million, or 74% of total revenue, for the three months ended September 30, 2023. The increase of $31.3 million, or 39%, in subscription revenue was primarily driven by the acquisition of new customers and existing customers expanding their use of our platform.

License revenue was $11.7 million, or 9% of total revenue, for the three months ended September 30, 2024 compared to $19.5 million, or 18% of total revenue, for the three months ended September 30, 2023. The decrease of $7.8 million, or 40%, in license revenue was primarily driven by our continued shift to a SaaS-based model from a license-based model. We generated the majority of our revenue during the three months ended September 30, 2024 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $6.7 million, or 5% of total revenue, for the three months ended September 30, 2024 compared to $8.1 million, or 8% of total revenue, for the three months ended September 30, 2023. The decrease of $1.4 million, or 17%, was primarily driven by our strategy of leveraging our growing partner network to provide implementation services and timing of our customers’ implementation projects.

Cost of Revenues

	Three Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Subscription	$32,386	$19,366	67%
Professional services and other	32,015	10,159	NM
Total cost of revenue	$64,401	$29,525	NM

NM = Not Meaningful.

Total cost of revenue was $64.4 million for the three months ended September 30, 2024 compared to $29.5 million for the three months ended September 30, 2023, an increase of $34.9 million.

Cost of subscription revenue was $32.4 million for the three months ended September 30, 2024 compared to $19.4 million for the three months ended September 30, 2023, an increase of $13.0 million, or 67%. The increase in cost of subscription revenue was primarily due to an increase in third-party direct server and cloud storage costs of $6.0 million to accommodate higher customer demand and an increase in employee compensation costs of $6.0 million, driven by equity-based compensation expense of $5.0 million. The increase in equity-based compensation expense in the third quarter of 2024 was primarily due to a modification in July 2024 to the terms of outstanding common unit options granted under the 2019 Plan to remove a forfeiture provision, contingent on the completion of the Reorganization Transactions, which we refer to as the Option Modification. Prior to the IPO, we had not recognized equity-based compensation expense for these outstanding options because they were subject to such forfeiture provision. Upon completion of the Reorganization Transactions, we recognized equity-based compensation expense for the options granted under the 2019 Plan that had vested prior to that date, and, through the end of the third quarter, we continued to recognize equity-based compensation expense for the options that have continued to vest.

Cost of professional services and other revenue was $32.0 million for the three months ended September 30, 2024 compared to $10.2 million for the three months ended September 30, 2023, an increase of $21.9 million. The increase in cost of professional services and other revenue was primarily due to an increase in employee compensation costs of $21.9 million, driven by equity-based compensation expense primarily related to the Option Modification.

Gross Profit and Gross Margin

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in thousands)
Software gross profit	$90,070	$79,548	13%
Professional services and other gross profit	(25,331)	(2,069)	NM
Total gross profit	$64,739	$77,479	(16)
Software gross margin	74%	80%
Professional services and other gross margin	(379)	(26)
Total gross margin	50	72

NM = Not Meaningful.

Gross profit was $64.7 million for the three months ended September 30, 2024 compared to $77.5 million for the three months ended September 30, 2023, a decrease of $12.7 million, or 16%. The decrease in gross profit was primarily the result of the increase in equity-based compensation expense of $26.9 million due to the Option Modification and the decrease in license revenue of $7.8 million, which was offset partially by the acquisition of new customers and existing customers expanding their use of our platform.

Gross margin was 50% for the three months ended September 30, 2024 compared to 72% for the three months ended September 30, 2023. The decrease in gross margin was primarily driven by the increase in equity-based compensation expense due to the Option Modification and sales mix.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$162,700	$42,226	NM
Research and development	83,040	13,859	NM
General and administrative	74,170	14,391	NM
Total operating expenses	$319,910	$70,476	NM
Percentage of total revenue:
Sales and marketing	126%	39%
Research and development	64	13
General and administrative expenses	57	13

NM = Not Meaningful.

Sales and Marketing

Sales and marketing expenses were $162.7 million for the three months ended September 30, 2024 compared to $42.2 million for the three months ended September 30, 2023, an increase of $120.5 million. The increase was primarily driven by an increase in employee costs of $117.6 million, related to higher equity-based compensation expense of $114.3 million, primarily related to the Option Modification, and higher headcount, and increases in outside services and software subscriptions of $1.8 million.

Research and Development

Research and development expenses were $83.0 million for the three months ended September 30, 2024 compared to $13.9 million for the three months ended September 30, 2023, an increase of $69.2 million. The increase was primarily driven by an increase in employee compensation costs of $68.0 million, related to higher equity-based compensation expense of $62.1 million, primarily related to the Option Modification, and higher headcount.

General and Administrative

General and administrative expenses were $74.2 million for the three months ended September 30, 2024 compared to $14.4 million for the three months ended September 30, 2023, an increase of $59.8 million. The increase was primarily driven by an increase in employee compensation costs of $57.8 million related to higher equity-based compensation expense of $55.3 million, primarily related to the Option Modification, and higher headcount, and IPO-related costs incurred in the third quarter of 2024 of $2.3 million.

Other Income and Expenses

Interest Income, Net

	Three Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Interest income, net	$5,022	$1,133	NM

NM = Not Meaningful.

Interest income, net was $5.0 million for the three months ended September 30, 2024 compared to $1.1 million for the three months ended September 30, 2023, an increase of $3.9 million. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income (Expense), net

	Three Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Other income (expense), net	$772	$(1,072)	NM

NM = Not Meaningful.

Other income, net was $0.7 million for the three months ended September 30, 2024 which was primarily comprised of foreign currency gains. Other expense, net was $1.1 million for the three months ended September 30, 2023 which was primarily comprised of foreign currency losses.

(Benefit) Provision for Income Taxes

	Three Months Ended September 30,
	2024	2023	% Change
	(in thousands)
(Benefit) provision for income taxes	$(32)	$300	NM

NM = Not Meaningful.

The provision for income taxes was immaterial for the three months ended September 30, 2024 and $0.3 million for the three months ended September 30, 2023. Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We did not pay or provide for federal income taxes for the three months ended September 30, 2023 because OneStream Software LLC is treated as a partnership for U.S. federal income tax purposes. For the three months ended September 30, 2024, our full valuation allowance offset U.S. federal income taxes.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenues

	Nine Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Subscription	$309,542	$215,340	44%
License	24,818	32,939	(25)
Professional services and other	22,572	24,048	(6)
Total revenue	$356,932	$272,327	31

Total revenue was $356.9 million for the nine months ended September 30, 2024 compared to $272.3 million for the nine months ended September 30, 2023, an increase of $84.6 million, or 31%.

Subscription revenue was $309.5 million, or 87% of total revenue, for the nine months ended September 30, 2024 compared to $215.3 million, or 79% of total revenue, for the nine months ended September 30, 2023. The increase of $94.2 million, or 44%, in subscription revenue was primarily driven by the acquisition of new customers and existing customers expanding their use of our platform.

License revenue was $24.8 million, or 7% of total revenue, for the nine months ended September 30, 2024 compared to $32.9 million, or 12% of total revenue, for the nine months ended September 30, 2023. The decrease of $8.1 million, or 25%, in license revenue was primarily driven by our continued shift to a SaaS-based model from our license-based model. We generated the majority of our revenue for the nine months ended September 30, 2024 and 2023 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $22.6 million, or 6% of total revenue, for the nine months ended September 30, 2024 compared to $24.0 million, or 9% of total revenue, for the nine months ended September 30, 2023. The decrease of $1.5 million was primarily driven by our strategy of leveraging our growing partner network to provide implementation services and timing of our customers’ implementation projects.

Cost of Revenues

	Nine Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Subscription	$82,007	$53,247	54%
Professional services and other	53,397	30,769	74
Total cost of revenue	$135,404	$84,016	61

Total cost of revenue was $135.4 million for the nine months ended September 30, 2024 compared to $84.0 million for the nine months ended September 30, 2023, an increase of $51.4 million, or 61%.

Cost of subscription revenue was $82.0 million for the nine months ended September 30, 2024 compared to $53.2 million for the nine months ended September 30, 2023, an increase of $28.8 million, or 54%. The increase in cost of subscription revenue was primarily due to an increase in third-party direct server and cloud storage costs of $19.2 million to accommodate higher customer demand and an increase in employee compensation costs of $7.5 million, driven by equity-based compensation expense of $5.0 million, primarily related to the Option Modification, higher headcount, and an increase in outside services and subscriptions of $1.8 million.

Cost of professional services and other revenue was $53.4 million for the nine months ended September 30, 2024 compared to $30.8 million for the nine months ended September 30, 2023, an increase of $22.6 million, or 74%. The increase in cost of professional services and other revenue was primarily due to an increase in employee compensation costs of $21.9 million, driven by equity-based compensation expense of $21.9 million, primarily related to the Option Modification.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2024	2023	% Change
	(dollars in thousands)
Software gross profit	$252,353	$195,032	29%
Professional services and other gross profit	(30,825)	(6,721)	NM
Total gross profit	$221,528	$188,311	18
Software gross margin	75%	79%
Professional services and other gross margin	(137)	(28)
Total gross margin	62	69

NM = Not Meaningful.

Gross profit was $221.5 million for the nine months ended September 30, 2024 compared to $188.3 million for the nine months ended September 30, 2023, an increase of $33.2 million, or 18%. The increase in gross profit was primarily the result of the acquisition of new customers and existing customers expanding their use of our platform, partially offset by the increase in equity-based compensation expense of $26.9 million.

Gross margin was 62% for the nine months ended September 30, 2024 compared to 69% for the nine months ended September 30, 2023. The decrease in gross margin was primarily driven by the increase in equity-based compensation expense and sales mix.

Operating Expenses

	Nine Months Ended September 30,
	2024	2023	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$263,225	$136,241	NM
Research and development	119,916	39,614	NM
General and administrative	110,509	43,176	NM
Total operating expenses	$493,650	$219,031	NM
Percentage of total revenue:
Sales and marketing	74%	50%
Research and development	34	15
General and administrative expenses	31	16

NM = Not Meaningful.

Sales and Marketing

Sales and marketing expenses were $263.2 million for the nine months ended September 30, 2024 compared to $136.2 million for the nine months ended September 30, 2023, an increase of $127.0 million. The increase was primarily driven by an increase in employee compensation costs of $117.5 million, related to higher equity-based compensation expense of $112.4 million, primarily related to the Option Modification, and higher headcount, and increases in outside services and software subscriptions of $8.7 million.

Research and Development

Research and development expenses were $119.9 million for the nine months ended September 30, 2024 compared to $39.6 million for the nine months ended September 30, 2023, an increase of $80.3 million. The increase was primarily driven by an increase in employee compensation costs of $75.1 million, related to higher equity-based compensation expense of $63.1 million, primarily related to the Option Modification, and higher headcount, and increases in outside services and software subscriptions of $2.5 million.

General and Administrative

General and administrative expenses were $110.5 million for the nine months ended September 30, 2024 compared to $43.2 million for the nine months ended September 30, 2023, an increase of $67.3 million,. The increase was primarily driven by an increase in employee compensation costs of $61.0 million related to higher equity-based compensation expense of $54.4 million, primarily related to the Option Modification, and higher headcount, IPO-related costs incurred in 2024 of $4.3 million, and increases in outside services and software subscription costs of $1.4 million.

Other Income and Expenses

Interest Income, Net

	Nine Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Interest income, net	$8,319	$2,702	NM

NM = Not Meaningful.

Interest income, net was $8.3 million for the nine months ended September 30, 2024 compared to $2.7 million for the nine months ended September 30, 2023, an increase of $5.6 million. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income (Expense), net

	Nine Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Other income (expense), net	$2,263	$(2,894)	NM

NM = Not Meaningful.

Other income, net was $2.3 million for the nine months ended September 30, 2024 compared to other expense, net of $2.9 million for the nine months ended September 30, 2023. Other income, net of $2.3 million for the nine months ended September 30, 2024 consists primarily of the gain on remeasurement of the previously held equity interest in DataSense of $2.4 million, partially offset by losses from foreign currency translation. Other expense, net of $2.9 million for the nine months ended September 30, 2023 consists primarily of $3.0 million of previously capitalized deferred costs associated with our prior IPO process that were impaired in the first quarter of 2023 and gains from foreign currency translation, partially offset by gains on marketable equity securities of $1.2 million.

Provision for Income Taxes

	Nine Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Provision for income taxes	$614	$770	(20)%

Provision for income taxes was $0.6 million for the nine months ended September 30, 2024 compared to $0.8 million for the nine months ended September 30, 2023, a decrease of $0.2 million, or 20%. Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We did not pay or provide for federal income taxes for the nine months ended September 30, 2023 because OneStream Software LLC is treated as a partnership for U.S. federal income tax purposes. For the nine months ended September 30, 2024, we did not provide for federal income taxes because we maintain a full valuation allowance.

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

Non-GAAP Operating Income (Loss)

We define non-GAAP operating income (loss) as loss from operations adjusted for non-cash, non-operational and non-recurring items, including equity-based compensation expense, employer taxes on employee stock transactions, and amortization of acquired intangible assets.

The principal limitation of non-GAAP operating income (loss) is that it excludes significant expenses and income that are required by GAAP to be recorded in our consolidated financial statements, including non-cash expenditures under contractual commitments, equity-based compensation expense, employer taxes on employee stock transactions, and amortization of acquired intangible assets and the impact of non-recurring charges that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP operating income (loss) to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
(Loss) income from operations	$(255,171)	$7,003	$(272,122)	$(30,720)
Equity-based compensation expense	259,983	1,427	263,815	7,087
Employer taxes on employee stock transactions	393	—	393	—
Amortization of acquired intangible assets	275	—	458	—
Non-GAAP operating income (loss)	$5,480	$8,430	$(7,456)	$(23,633)

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment.

The principal limitations of free cash flow are that it does not reflect our future capital commitments and it does not represent the total increase or decrease in our cash balance for a given period.

The following table provides a reconciliation of free cash flow to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$2,360	$(4,372)	$36,014	$(5,530)
Purchases of property and equipment	(1,077)	(923)	(2,177)	(2,367)
Free cash flow	1,283	(5,295)	33,837	(7,897)
Net cash (used in) provided by investing activities	$(1,077)	$(831)	$(9,771)	$84,972
Net cash provided by (used in) financing activities	$352,978	$—	$351,933	$(3,299)

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception we have financed operations primarily through the sale of equity securities and payments received from our customers. As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $495.5 million, which were held primarily for working capital purposes, and the undrawn portion of our credit facility of $150.0 million. Our cash and cash equivalents consisted of money market funds and bank deposits. We believe our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our projected operating requirements and known contractual obligations for at least the next 12 months.

A substantial source of our cash is from our deferred revenue, as we generally invoice customers in equal annual installments at the beginning of each year within the contractual period. Deferred revenue, which is included on our consolidated balance sheets as a liability, consists of the unearned portion of billed fees for our subscriptions, which we recognize as revenue as our performance obligations are satisfied in accordance with our revenue recognition policy. As of September 30, 2024, we had deferred revenue of $210.0 million, of which $205.8 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

Credit Facility

In January 2020, we entered into a credit facility that allowed us to incur up to $50.0 million aggregate principal amount of revolver borrowings. In October 2023, we amended and restated our credit facility to, among other things, increase the borrowing capacity to $150.0 million and extend the revolving credit maturity date to October 27, 2028. As of September 30, 2024, we had no borrowings outstanding under our credit facility.

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

The credit facility is secured by substantially all our assets and contains certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens and the payment of dividends. We must also not permit the ratio of our indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and we are required to maintain $50.0 million in liquidity. We were in compliance with the covenants contained in the agreement as of September 30, 2024.

Tax Receivable Agreement

Under the TRA, we are generally required to pay cash to the TRA Members, which include KKR and other Continuing Members and certain Former Members, in the amount of 85% of the applicable savings, if any, in income tax that we realize, or that we are deemed to realize, as a result of (1) certain tax attributes that are created as a result of the exchanges or redemptions of their LLC Units (calculated under certain assumptions), (2) any net operating losses available to us as a result of the mergers completed as part of the Reorganization Transactions, or the Blocker Mergers, (3) tax benefits related to imputed interest and (4) payments under such TRA. We will continue to be required to make such payments to the TRA Members even after they have exchanged or redeemed all of their LLC Units.

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

Cash Flows

The following table summarizes our cash flow activities for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) by operating activities	$36,014	$(5,530)
Net cash (used in) provided by investing activities	(9,771)	84,972
Net cash provided by (used in) financing activities	351,933	(3,299)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 of $36.0 million was the result of a net loss of $262.2 million and other noncash operating activities of $1.4 million, which were more than offset by noncash charges for equity-based compensation of $263.8 million, amortization of deferred commissions of $15.2 million, depreciation and amortization of $2.6 million, and noncash operating lease expense of $2.3 million. Changes in working capital were favorable to cash flows from operating activities by $15.7 million primarily due to an increase in deferred revenue of $27.3 million, an increase in accounts payable of $15.7 million due to timing of payments to vendors, and a decrease in accounts receivable, net of $1.0 million, partially offset by an increase in deferred commissions of $18.6 million related to an increase in software sales, an increase in prepaid expenses of $1.4 million and a decrease in accrued and other liabilities of $8.4 million.

Net cash used in operating activities for the nine months ended September 30, 2023 of $5.5 million was due to a net loss of $31.7 million, which was partially offset by noncash charges for amortization of deferred commissions of $12.7 million, equity-based compensation of $7.1 million, depreciation and amortization of $2.2 million, noncash operating lease expense of $1.7 million, and other noncash operating activities of $3.2 million. Changes in working capital were unfavorable to cash flows from operating activities by $0.7 million primarily due to a decrease in deferred commissions of $15.7 million, an increase in accounts receivable, net of $8.5 million, an increase in prepaid and other assets of $6.4 million, and a decrease in accounts payable of $6.4 million, partially offset by an increase in deferred revenue of $33.3 million and an increase of accrued and other liabilities of $3.0 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 of $9.8 million consisted of net cash used to acquire DataSense LLC of $7.6 million and purchases of property and equipment of $2.2 million, related primarily to leasehold improvements to support our expanding footprint.

Net cash provided by investing activities for the nine months ended September 30, 2023 of $85.0 million consisted of proceeds from the sale of marketable securities of $87.3 million, which was partially offset by purchases of property and equipment of $2.3 million, primarily related to leasehold improvements to support our expanding footprint.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 of $351.9 million consisted of $409.6 million in net proceeds from the IPO and proceeds from option exercises of $3.9 million, partially offset by $56.7 million of cash used for the repurchase of LLC units in the IPO Synthetic Secondary and $4.9 million of payments of deferred offering costs.

Net cash used in financing activities for the nine months ended September 30, 2023 of $3.3 million consisted primarily of $3.5 million of repayments of borrowings on our credit facility, which was partially offset by $0.2 million of proceeds from option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2024:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
		(in thousands)
Operating lease obligations	$23,373	$1,121	$8,044	$7,605	$6,603
Purchase obligations	30,338	5,991	24,347	—	—
Total	$53,711	$7,112	$32,391	$7,605	$6,603

In addition to the contractual obligations included in the table above, in 2022 we entered into a five-year commercial agreement with a vendor pursuant to which we have committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement. As of September 30, 2024, our total remaining commitment under this agreement was $189.6 million.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the IPO Prospectus. During the three months ended September 30, 2024, there were no material changes to our critical accounting policies from those described in the IPO Prospectus other than the addition of our equity-based compensation policy, as described in Note 2, “Significant Accounting Policies” to OneStream, Inc.’s unaudited condensed consolidated financial statements included in Part I, Item 1 in this report.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, if any, refer to Note 2, “Significant Accounting Policies” to OneStream, Inc.’s unaudited condensed consolidated financial statements included in Part I, Item 1 in this report.

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

Interest Rate Risk

As of September 30, 2024, we had $495.5 million of cash and cash equivalents, which consisted primarily of money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Borrowings on our credit facility incur interest at the rates described in the section titled “—Liquidity and Capital Resources—Credit Facility.” We do not believe that a hypothetical 10% change in interest rates would have had a material impact on our operating results or cash flows for the periods presented in this report.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and OneStream, Inc.’s unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition or prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Business and Industry

Our rapid growth may not be sustainable or indicative of our future growth.

Our rapid growth may not be sustainable or indicative of our future growth. Even though the number of customers that use our platform has grown rapidly in recent years, there can be no assurance that we will be able to attract new customers, retain existing customers or increase adoption of our platform. You should not rely on our historical revenue growth as an indication of our future performance.

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

Individual sales tend to be large as a proportion of our overall sales, which impacts our ability to plan and manage cash flows and margins. These large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial up-front investments do not result in sufficient revenue to justify our investments, our business, operating results and financial condition could be adversely affected. In addition, within each quarter, it is difficult to project the month in which a sale will close. Therefore, it is difficult to determine whether we are achieving our quarterly expectations or will achieve annual expectations until near the end of the quarter or year, as applicable. Most of our expenses are relatively fixed or require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis, and our margins and cash flows may differ from expectations.

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

We sell our platform to U.S. federal, state, local and foreign governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive and time-consuming, often requiring significant up-front time and expense without any assurance that our efforts will generate a sale.

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

We must continue to meet changing expectations and requirements of our customers and, because our platform is designed to operate on a variety of systems and integrate a number of different technologies, we will need to continuously modify and enhance our platform to keep pace with changes in Internet-related hardware and other software, communication, browser and database technologies. Any failure of our platform to operate effectively with future software and technologies or to evolve and scale to address the changing needs of our customers could reduce the demand for our platform or result in customer dissatisfaction, which could adversely impact our business, operating results and financial condition. Further, uncertainties about the timing and nature of new software or technologies, or modifications to our platform or existing software or technologies, could increase our research and development expenses. If we are not successful in developing modifications and enhancements to our platform or if we fail to introduce new applications to market in a timely fashion, our platform might become less marketable, less competitive or obsolete, our revenue growth might be significantly impaired and our business, operating results and financial condition could be harmed.

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

The legal, regulatory and policy environments around AI technology are evolving rapidly, including the implementation of the White House executive order on the development and use of AI and the EU AI Act, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, which in turn may require us to spend significant time, money and other resources and make significant changes to our policies and practices. The use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.

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

We may acquire or invest in other businesses, products or technologies that we believe could further complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of our management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not they are completed. If we do complete acquisitions or investments, we may not ultimately strengthen our competitive position or achieve our goals, and any transactions we complete could be viewed negatively by customers, partners or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the operating results of the combined company could be adversely affected. In addition, we may not successfully evaluate or use the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, we cannot guarantee that any company we may acquire has appropriately created, maintained or enforced intellectual property rights in their technology, potentially subjecting us to infringement claims if we were to adopt or use such technology. Indemnification and other rights under acquisition documents may be limited in term and scope and may therefore provide little or no protection from these risks.

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

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property rights, privacy, data protection, data security, consumer protection, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business, operating results and financial condition. As a newly public company our business and operating results are more visible, which may increase the risk of threatened or actual litigation, regulatory disputes and government investigations. Legal and regulatory proceedings and government investigations may be protracted and expensive and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation and other associated costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings, disputes or investigations may result in significant settlement costs or judgments, penalties and fines or require us to modify our platform, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, operating results and financial condition.

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

Our success and ability to compete depend in part upon our ability to protect our intellectual property rights and technology (such as code, information, data, processes and other forms of information, know-how and technology) and our ability to expand our existing intellectual property portfolio. We primarily rely on copyright, trade secret and trademark laws, invention assignment and confidentiality agreements, as well as our agreements with our employees, customers, partners and others, to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate and we may not be able to secure our intellectual property rights in the U.S. and the international markets in which we operate. In order to protect our intellectual property rights, we might be required to spend significant resources to monitor and protect these rights. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights might be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

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

There is considerable activity in our industry to develop proprietary technology and enforce intellectual property rights. Our success depends in part upon our not infringing upon the intellectual property rights of others. From time to time, our competitors or other third parties may own or claim to own intellectual property relating to our platform and underlying technology, and we may be unaware of the intellectual property rights that others may claim cover aspects of our platform or the underlying technology. Accordingly, third parties may claim that our platform and underlying technology are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. As one example, there may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or solutions. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future technologies.

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

Our customer agreements may include an obligation for us to enter into a source code escrow arrangement under which our source code may be released to customers in the event of a specified release event (for example, bankruptcy, insolvency or failure to provide agreed-upon maintenance or support for the services) for the sole purpose of maintaining use by the customer during the remainder of the term of the agreement. As a result of any such release, our customers will have access to our proprietary source code. While such access would be subject to duties of confidentiality, we cannot guarantee that our customers will comply with these obligations or otherwise not misuse our source code.

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

Further, many foreign countries and governmental bodies, including the European Union, or the EU, where we conduct business and have offices or use vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. For example, we are subject to the European General Data Protection Regulation and applicable national supplementing laws, collectively the EU GDPR. We may also be subject to the United Kingdom General Data Protection Regulations and Data Protection Act 2018, collectively the UK GDPR and together with the EU GDPR, the GDPR. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify an individual and include a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR also regulates cross-border transfers of personal data out of the European Economic Area, or EEA, and the United Kingdom, or UK. With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied upon EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications for the transfer of personal data from the EU and Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the Court of Justice of the European Union, or the CJEU, in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework, or DPF, which became effective as an EU GDPR (and later UK GDPR) transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU Standard Contractual Clauses to transfer personal data outside of the EEA. Case law from the CJEU states that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On June 28, 2021, the EU Commission adopted an “adequacy decision,” which allows for free flow of personal data between the EEA and the UK. This adequacy decision includes a “sunset clause,” which limits its duration to four years. During this period, the Commission could intervene at any time if the UK deviates from the level of protection currently in place. It is uncertain how data protection laws and related regulations will develop in the UK over time, and if and when the Commission might make use of this right to intervene. Any restrictions on cross-border transfers of personal data could adversely impact our customers’ use of our platform and our business, operating results and financial condition. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following such decisions and otherwise in connection with regulatory developments and evolving guidance regarding cross-border data transfers, and we and our customers face the potential for regulators in the EEA, Switzerland and the UK to apply different standards to the transfer of personal data from those regions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland, and the UK to the United States. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EEA, Switzerland and the UK may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities. We may also experience reluctance or refusal by customers in Europe or other regions to use our platform due to potential risk exposure. We and our customers face a risk of enforcement actions taken by data protection authorities in various jurisdictions regarding cross-border data transfers, including from and to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

In recent years, use of AI and automated decision-making methods have come under increased regulatory scrutiny. New laws, guidance or decisions in this area could provide a new regulatory framework that could require us to adjust and may limit our ability to use our existing AI models and make changes to our operations that may decrease our operational efficiency, resulting in an increase to operating costs and/or hindering our ability to improve our services. For example, in the United States, Colorado has enacted legislation that, when effective, will restrict the use of certain AI systems, and the California Privacy Protection Agency is in the process of finalizing regulations under the CCPA regarding the use of automated decision-making and other matters.

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

The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. The laws and regulations governing the Internet are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. For example, in April 2024, the Federal Communications Commission, or FCC, released a declaratory ruling and set of orders that reinstituted the “open Internet rules,” often known as “net neutrality,” which, among other things, were intended to prohibit Internet service providers from impeding access to most content or otherwise unfairly discriminating against content providers like us, and also to prohibit Internet service providers from entering into arrangements with specific content providers for faster or better access over their data networks. However, those rules have been stayed by a federal appeals court. At the state level, California and a number of other states have also implemented their own net neutrality rules which have mirrored or expanded parts of the federal regulations.

We cannot predict the further actions the FCC or states may take, whether the new FCC ruling and orders or state initiatives regulating providers will be modified, overturned or vacated by legal action, federal legislation or the FCC itself, or the degree to which further regulatory action or inaction may adversely affect our business. In addition, the results of the 2024 presidential election may influence whether the FCC maintains, modifies or, again, repeals these net neutrality rules. Should the courts or the FCC itself modify, overturn or vacate the FCC net neutrality rules or if state initiatives codifying similar protections are modified, overturned or vacated, Internet service providers may be able to limit our customers’ ability to access our platform or make our platform a less attractive alternative to our competitors’ offerings. While the EU requires equal access to Internet content, under its Digital Single Market initiative the EU may impose additional requirements that could increase our costs. If the FCC, EU or other authorities impose rules directly or inadvertently impose costs on online providers like us, our expenses may increase. Were any of these outcomes to occur, our ability to retain existing customers or attract new customers may be impaired, our costs may increase and our business may be significantly harmed.

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

The application of indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. In 2018, the U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, operating results and financial condition. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

Our principal asset is a controlling equity interest in OneStream Software LLC. As such, we have no independent means of generating revenue. OneStream Software LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of OneStream Software LLC and also incur expenses related to our operations. Pursuant to the Amended LLC Agreement, OneStream Software LLC will make cash distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of cumulative taxable losses of OneStream Software LLC that is allocated to them, to the extent previous tax distributions from OneStream Software LLC have been insufficient.

In addition to tax expenses, we also incur expenses related to our operations, plus payments under the TRA, which we expect to be substantial. We intend to cause OneStream Software LLC to make distributions or, in the case of certain expenses, payments, in amounts sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. However, OneStream Software LLC’s ability to make such distributions might be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which OneStream Software LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering OneStream Software LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of OneStream Software LLC’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRA), we might have to borrow funds and thus our liquidity and financial condition could be materially harmed. To the extent that we do not make payments under the TRA when due, as a result of having insufficient funds or otherwise, interest will generally accrue at the rate provided for by the TRA. Nonpayment of our obligations for a specified period might constitute a material breach of a material obligation under the TRA, and therefore, might accelerate payments due under the TRA resulting in a lump-sum payment.

We will be required to pay the TRA Members for certain tax benefits we might claim, and we expect that the payments we will be required to make will be substantial.

Future exchanges or redemptions of LLC Units for cash or shares of our Class A common stock or Class D common stock are expected to produce favorable tax attributes for us. When we acquire LLC Units from the Continuing Members through an exchange or redemption, anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this increased basis. This increased tax basis might also decrease the gain (or increase the loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. In addition, we expect that certain net operating losses will be available to us as a result of the Blocker Mergers. Under the TRA, we generally expect to retain the benefit of 15% of the applicable tax savings after our payment obligations below are taken into account.

In connection with the Reorganization Transactions we entered into the TRA with the TRA Members (including KKR). Under the TRA, we are generally required to pay cash to the TRA Members in the amount of 85% of the applicable savings, if any, in income tax that we realize, or that we are deemed to realize, as a result of (1) certain tax attributes that are created as a result of the exchanges or redemptions of their LLC Units (calculated under certain assumptions), (2) any net operating losses available to us as a result of the Blocker Mergers, (3) tax benefits related to imputed interest and (4) payments under such TRA. We will continue to be required to make such payments to the TRA Members even after they have exchanged or redeemed all of their LLC Units.

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

The payment obligation under the TRA is our obligation and not the obligation of OneStream Software LLC. We expect that the cash payments that we will be required to make to the TRA Members will be substantial. For example, if all of the TRA Members had elected to redeem all of their LLC Units, including those held prior to the consummation of the Blocker Mergers, as of July 25, 2024, the closing date of the IPO, we would have recognized a deferred tax asset of approximately $519.7 million and a liability of approximately $441.7 million, assuming (1) all redemptions occurred on the same day, (2) a price of $20.00 per share of Class A common stock, which was the IPO price, (3) a constant corporate tax rate of 25%, (4) that we had sufficient taxable income to fully use the tax benefits and (5) no material changes in tax law. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange and the tax rates then in effect. Any payments made by us to the TRA Members under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period might constitute a material breach of a material obligation under the TRA and therefore might accelerate payments due under the TRA. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that might be deemed realized under the TRA.

Payments under the TRA will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the U.S. Internal Revenue Service, or IRS, to challenge a tax basis increase or other tax attributes subject to the TRA, if any subsequent disallowance of tax basis or other benefits were so determined by the IRS, generally we would not be reimbursed for any payments previously made under the TRA (although we would reduce future amounts otherwise payable under the TRA). As a result, payments could be made under the TRA in excess of the tax savings that we realize in respect of the attributes to which the TRA relates.

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

Our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, deterring or preventing certain mergers, asset sales, other forms of business combination or other changes of control. Accordingly, the TRA payment obligation could make us a less attractive target for an acquisition and result in holders of our Class A common stock receiving substantially less consideration in connection with a merger, asset sale, or other form of business combination or other change of control transaction than they would receive in the absence of such obligation. Thus, the TRA Members’ interests may conflict with those of the holders of our Class A common stock. In addition, we might need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient and there can be no assurance that we will be able to finance our obligations under the TRA. If there had been an early termination or other acceleration event occurring immediately following the IPO, the maximum obligation due and payable by us under the TRA, assuming no material changes in the relevant tax laws or tax rates and assuming the present value of such tax benefit payments were discounted at a rate equal to SOFR plus 100 basis points, then at 6.34% per year, compounded annually, would have been approximately $272.3 million, based on the IPO price of $20.00 per share.

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

As of the date of this report, KKR holds a majority of the voting power of our outstanding capital stock and, as a result, is able to control matters requiring stockholder approval. Accordingly, KKR, in its capacity as a stockholder, is able to exercise significant control over our operations, including the elections or appointments of directors, amendments to our governing documents, and entering into extraordinary transactions, including a sale of our company (which could trigger the acceleration of the TRA payments to the TRA Members, including KKR). The interests of KKR may not in all cases be aligned with our or our Class A common stockholders’ interests.

Further, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). In addition, the stockholders’ agreement provides that so long as KKR owns at least 25% of our outstanding common stock, KKR’s consent will be required for us to enter into any transaction or agreement that results in a change in control, and for the termination, hiring or appointment of our chief executive officer. As of the date of this report, five of eight members of our board of directors are nominated by KKR pursuant to the stockholders’ agreement. Accordingly, KKR controls decisions on all matters requiring board approval and our operations and policies, including the appointment of management, future issuances of Class A common stock or other securities (but not cash redemptions of KKR’s LLC Units, which must be approved by the Disinterested Majority), the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our governing documents and entering into extraordinary transactions, including, generally, a sale of our company (which could trigger the acceleration of the TRA payments to the TRA Members, including KKR).

In addition, because KKR holds a portion of its ownership interest in our business through OneStream Software LLC, it might have conflicting interests with us or our Class A common stockholders. For example, KKR might have different tax positions from us which could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the TRA, and whether and when we should terminate the TRA and accelerate our obligations thereunder. The structuring of future transactions might take into consideration KKR’s tax or other considerations even where no similar benefit would accrue to us or holders of our Class A common stock.

In addition, KKR’s significant ownership in us, nomination of a majority of the members of our board of directors and resulting ability to effectively control or significantly influence us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

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

KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that would be complementary to our business if we acquired them. Our certificate of incorporation provides that, to the fullest extent permitted by law, none of KKR or its affiliates, or any of their respective directors, partners, principals, officers, members, managers or employees, including any of the foregoing who serve as our officers or directors, all of whom we refer to as the exempted persons, will have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our affiliates. In addition, to the fullest extent permitted by law, in the event that any exempted person is presented with a business opportunity, even if the opportunity is one that we or our affiliates might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so, such exempted person will have no duty to communicate or offer such business opportunity to us or any of our affiliates, provided that our certificate of incorporation does not renounce our interest in any business opportunity that is expressly offered to an exempted person solely in his or her capacity as a director or officer of our company. No exempted person will be liable to us, any of our affiliates or our stockholders for breach of any fiduciary or other duty, solely by reason of the fact that any such exempted person pursues or acquires such business opportunity, sells, assigns, transfers or directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or any of our affiliates. The Amended LLC Agreement contains similar provisions in favor of KKR and its affiliates, as well as provisions allowing KKR and its affiliates to freely conduct their business and investment activities. These provisions could create conflicts of interest and have a material adverse effect on our business, operating results, financial condition and prospects if attractive business opportunities are allocated by KKR or another exempted person to itself, its affiliates or third parties instead of to us.

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

As of the date of this report, an aggregate of 74,135,230 shares of Class D common stock are issuable upon the redemption of LLC Units held by the Continuing Members (and the cancelation of an equal number of shares of Class C common stock held by them), subject to the conditions set forth in the Amended LLC Agreement, and such shares of Class D common stock are in turn convertible into shares of our Class A common stock on a one-for-one basis. In addition, as of the date of this report, an aggregate of 132,081,358 shares of outstanding Class D common stock are likewise convertible into shares of our Class A common stock on a one-for-one basis.

Under our registration rights agreement, the holders of an aggregate of 151,623,672 shares of our Class C common stock and Class D common stock, and their permitted transferees, have the right, subject to the conditions set forth in the registration rights agreement, to require us to file registration statements covering the resale of up to 151,623,672 shares of Class A common stock issuable upon exchange or conversion of such outstanding shares of our other series of common stock and redemption or exchange of accompanying LLC Units, as applicable, or to include their shares in registration statements that we might file for ourselves or our stockholders.

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

The holders of substantially all of our shares of Class A common stock not sold in the IPO (including shares of Class A common stock issuable upon exchange or conversion of outstanding shares of our other series of common stock and redemption of accompanying LLC Units, as applicable) are currently restricted from transferring or selling their securities pursuant to lock-up agreements entered into with the underwriters of the IPO or market standoff provisions that similarly restrict the transfer and sale of their shares, subject to certain exceptions. These lock-up agreements and market standoff restrictions will expire at the opening of trading on November 11, 2024.

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
•
December 31, 2029, which is the last day of the fiscal year during which the fifth anniversary of the IPO will occur.

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
•
for so long as there are at least two directors nominated by KKR on our board of directors, the presence of at least one KKR-nominated director is required to have a quorum for the transaction of business by the board of directors, subject to certain exceptions, including meetings of a majority of disinterested directors to the extent that directors nominated by KKR are interested directors for the purpose of such meetings;
•
there is no cumulative voting;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Reorganization Transactions

On July 23, 2024, as part of the Reorganization Transactions, we issued (1) 77,141,267 shares of our Class C common stock to the Continuing Members and (2) 138,067,795 shares of our Class D common stock to the Former Members in exchange for 138,067,795 LLC Units.

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

Equity Plan-Related Issuances

On July 23, 2024, we granted stock options to purchase an aggregate of 2,413,968 shares of our Class A common stock to certain directors, executive officers and other employees under our 2024 Equity Incentive Plan, at an exercise price of $20.00 per share.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, the following officers adopted and modified a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:

On September 13, 2024, Craig Colby, our President, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 280,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 15, 2025, or earlier if all transactions under the trading arrangement are completed.

On July 23, 2024, William Koefoed, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 130,000 shares of our Class A common stock. The duration of the trading arrangement is until December 15, 2025, or earlier if all transactions under the trading arrangement are completed. On September 9, 2024, Mr. Koefoed modified the trading arrangement solely to increase the number of shares that could be sold thereunder to an aggregate of up to 260,000 shares of our Class A common stock. The trading arrangement, as modified, is intended to satisfy the affirmative defense in Rule 10b5-1(c).

During the three months ended September 30, 2024, no other directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	File Number	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation of OneStream, Inc.	8-K	001-42187	7/26/24	3.1
3.2	Amended and Restated Bylaws of OneStream, Inc.	8-K	001-42187	7/26/24	3.2
4.1	Form of Class A Common Stock Certificate	S-1	333-280573	6/28/24	4.1
10.1	Sixth Amended and Restated Operating Agreement of OneStream Software LLC, dated as of July 23, 2024, by and among OneStream Software LLC, OneStream, Inc. and each of the other Members (as defined therein)	8-K	001-42187	7/26/24	10.1
10.2	Tax Receivable Agreement, dated as of July 23, 2024, by and among OneStream, Inc., OneStream Software LLC and each of the Members (as defined therein)	8-K	001-42187	7/26/24	10.2
10.3	Registration Rights Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and each of the Holders (as defined therein)	8-K	001-42187	7/26/24	10.3
10.4	Stockholders’ Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and KKR Dream Holdings LLC	8-K	001-42187	7/26/24	10.4
10.5	Form of Director and Executive Officer Indemnification Agreement	8-K	001-42187	7/26/24	10.5
10.6#	2019 Common Unit Option Plan and related form agreements	S-1	333-280573	6/28/24	10.5
10.7#	2024 Equity Incentive Plan and related form agreements	S-1/A	333-280573	7/15/24	10.6
10.8#	2024 Employee Stock Purchase Plan and related form agreements	S-1/A	333-280573	7/15/24	10.7
10.9#	Employee Incentive Compensation Plan	S-1	333-280573	6/28/24	10.8
10.10#	Outside Director Compensation Policy	S-1/A	333-280573	7/15/24	10.9
10.11#	Confirmatory Employment Letter by and between the registrant and Thomas Shea	S-1	333-280573	6/28/24	10.10
10.12#	Confirmatory Employment Letter by and between the registrant and Craig Colby	S-1	333-280573	6/28/24	10.11
10.13#	Confirmatory Employment Letter by and between the registrant and William Koefoed	S-1	333-280573	6/28/24	10.12
10.14#	Executive Change in Control and Severance Policy	S-1	333-280573	6/28/24	10.13
10.15	Form of Unit and Stock Purchase Agreement	S-1/A	333-280573	7/15/24	10.15
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONESTREAM, INC.

Date: November 7, 2024	By:	/s/ Thomas Shea
Thomas Shea
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ William Koefoed
William Koefoed
Chief Financial Officer
(Principal Financial and Accounting Officer)