Form 10-K
period 2024-12-31
OneStream, Inc.
filed 2025-02-27
CIK 1889956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $26.96 for shares of the Registrant’s Class A common stock on July 25, 2024, as reported by the Nasdaq Global Select Market on such date, was approximately $759.6 million. The Registrant has elected to use July 25, 2024, which was the closing date of its initial public offering of Class A common stock, as the calculation date because on June 28, 2024 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately held company. Shares of the Registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 24, 2025, the Registrant had 73,114,192 shares of Class A common stock, par value $0.0001 per share, 63,929,619 shares of Class C common stock, par value $0.0001 per share, and 101,651,168 shares of Class D common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held in 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

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
•
“Continuing Members” refers to certain KKR entities, all other pre-IPO members of OneStream Software LLC that were not party to the Blocker Mergers and all pre-IPO members that held incentive compensation units of OneStream Software LLC immediately prior to the Reorganization Transactions.
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
•
“LLC Units” refers to the single class of non-voting common units of OneStream Software LLC.
•
“Reorganization Transactions” refers to the internal reorganization completed in connection with the IPO, following which OneStream, Inc. manages and operates the business and controls the strategic decisions and day-to-day operations of OneStream Software LLC as sole manager and includes the operations of OneStream Software LLC in its consolidated financial statements.
•
“Secondary Offering” refers to the sale by the Company and certain selling stockholders of Class A common stock that was initially completed on November 18, 2024 and the underwriters’ subsequent exercise in full of their option to purchase additional shares of Class A common stock that was completed on November 27, 2024.
•
“Secondary Offering Synthetic Secondary” refers to the use of the net proceeds from the sale of 6,892,009 shares of Class A common stock by OneStream, Inc. in the Secondary Offering to purchase an equal number of issued and outstanding LLC Units (and purchase and cancel an equal number of shares of Class C common stock) from KKR Dream Holdings LLC at a purchase price per LLC Unit equal to the public offering price per share of Class A common stock, net of underwriting discounts and commissions.
•
“TRA Members” refers to the parties to the Tax Receivable Agreement, which include KKR and other Continuing Members and certain Former Members.

Risk Factors Summary

Investing in our Class A common stock involves numerous risks, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth in Part I, Item 1A. Risk Factors of this report. Below are summaries of some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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
•
Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms or if they do not add more products, solutions or users, our business, operating results and financial condition will be adversely affected.
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
•
If our security controls or those of our vendors are breached or unauthorized, unlawful or inadvertent access to customer data or other data we maintain or process is otherwise obtained, or if the information systems on which we rely experience any other type of cybersecurity incident, or any technical failure that compromises our information or operations, our platform and applications might be perceived as insecure, we might lose existing customers or fail to attract new customers, and we might incur significant liabilities.
•
Privacy, data protection and cybersecurity concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our platform and adversely affect our business, operating results and financial condition.
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
•
our ability to implement changes and enhancements to our pricing model;
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

PART I

Item 1. Business.

Overview

OneStream delivers a unified, AI-enabled and extensible software platform—the Digital Finance Cloud—that modernizes and increases the strategic impact of the Office of the CFO.

Our platform unifies core financial and broader operational data and processes within a single platform, with solutions that maintain the integrity of corporate reporting standards for Finance while providing operationally significant insights for business users. With embedded applied AI and machine learning technologies built specifically for Finance, our platform automates and streamlines workflows, accelerates analysis and improves forecast accuracy, equipping the Office of the CFO to report on, predict and guide business performance. Our platform’s extensible architecture also enables customers to rapidly adopt and develop new solutions that meet the unique and continually evolving needs of their business. The Digital Finance Cloud empowers the Office of the CFO to form a comprehensive, dynamic and predictive view of the entire enterprise, providing corporate leaders the control, visibility and agility required to proactively adjust business strategy and day-to-day execution.

Since our inception, our platform has been purpose-built to advance and modernize the Office of the CFO. The Digital Finance Cloud addresses the strict requirements of auditability, transparency and repeatability for critical finance and accounting processes, while maintaining the flexibility, agility and relevance essential for impactful financial and operational planning and analysis. To achieve this, our platform unifies financial and operational data from systems across the enterprise. With powerful financial intelligence across parameters such as accounts, intercompany accounting and foreign currency exchange, among others, our platform accounts for the interdependencies among processes to automatically reconcile and cascade changes, establishing a dynamic and unified data model. From this foundation, our platform allows for the reporting dimensions of each financial and operational process to be customized, empowering users to access the insights and data views that are most relevant to their needs while ultimately maintaining alignment to corporate and external reporting standards. In addition, our platform solutions are powered by sophisticated applied AI and machine learning technologies for Finance, built on our core tenets of auditability, transparency and repeatability. Our AI-powered solutions, including predictive planning and analytics and guided workflows, among others, enable enhanced productivity and more accurate forecasting.

Our unified platform’s highly differentiated capabilities enable us to deliver a comprehensive set of solutions for the Office of the CFO that eliminates the need for our customers to use multiple disparate legacy products, applications and modules. Our solutions include the following:

•
Financial Close and Consolidation. Streamlines financial processes with advanced capabilities designed to automate tasks and manage the immense complexity and strict standards of financial reporting and consolidation.
•
Financial and Operational Planning and Analysis. Enables financial and operational planning, budgeting, forecasting and results analysis for individual business functions and the synchronization of those plans across the entire organization.
•
Financial and Operational Reporting. Provides end-to-end visibility of analytics and key metrics to all stakeholders, including executives, Finance professionals, line-of-business leaders and other business partners.

The extensible architecture of the Digital Finance Cloud enables our customers to expand their adoption of our platform and the value they derive from it. Our solutions are built on a single foundation of technical shared services, including enterprise application integration, financial data quality management, security and AI-services. Our developers, as well as a growing developer community consisting of customers and partners, can leverage these technical shared services to build additional applications directly within OneStream’s integrated software development environment. This extensible architecture and developer ecosystem accelerates the pace of innovation, expands the breadth of our financial and operational use cases and enhances the value our customers can derive from their OneStream investment.

As Finance teams experience the benefits of our unified approach that drives streamlined financial processes and improved forecasting accuracy, they often seek opportunities to deploy our platform beyond our core solutions. We offer a number of applications that address these expanded financial use cases, such as transaction matching, tax provision, account reconciliations, cash flow forecasting and lease accounting, among others.

In addition to expanded finance use cases, customers can also unify operational planning and analytics with applications built on our platform. Operational applications available today include capital planning, sales planning, workforce planning and profitability analysis, as well as machine learning-enabled demand forecasting, labor planning and merchandise financial planning. Additionally, our partners have built industry-specific applications atop our platform, such as Automotive Planning Factory.

As a result, the Digital Finance Cloud can power insights and workflows for a diverse set of business users, including Finance, sales, marketing, operations, human resources and IT professionals, embedding our platform more deeply in our customers’ organizations and their critical business processes. By unifying those business processes within our platform and data model, enterprises can eliminate departmental silos, enable cross-functional collaboration and further enrich enterprise-wide visibility while reducing technical debt.

To enable our customers to rapidly expand the use of our platform as their business needs evolve, the OneStream Solution Exchange allows them to discover, download and configure additional applications built by OneStream and many of the applications built by our development partners. We launched the OneStream Solution Exchange in 2023 and currently provide approximately 100 first-party and third-party developed applications, demonstrating our continued pace of innovation and ability to deliver vertical specific applications. The OneStream Solution Exchange includes both applications available to our customers at no additional cost, as well as fee-based applications built by us or our partners.

We primarily employ a direct sales model to sell into and expand within our customers’ organizations. Our sales force has extensive experience, industry knowledge and domain expertise of traditional financial and EPM market segments. Our sales and marketing organization engages with prospective customers across multiple in-person and virtual channels and provides them with user conferences, platform demonstrations, application guides, whitepapers, webinars, presentations and other content to accelerate their understanding of our platform and drive greater adoption. To further expand our sales channels, we have obtained government certifications, including FedRAMP High. Our platform’s ability to solve the most complex challenges within the Office of the CFO provides us with a distinct advantage in our efforts to acquire new customers.

In addition, our global ecosystem of more than 300 go-to-market, implementation and development partners provides us with a significant source of lead generation and implementation support. We partner with boutique consulting firms and dedicated teams within larger consulting firms that have built their entire services practices around designing and implementing our platform for their clients. We also collaborate with global strategic consulting firms and global systems integrators, such as Accenture, IBM, KPMG and PwC, which introduce our platform to their clients as part of large-scale digital transformation projects as well as finance and business projects where our platform can help accelerate business initiatives and improve user experience. Our go-to-market partnerships with key technology providers, including Microsoft, enable us to better serve our customers and gain access to new accounts and buyer types. A growing number of our consulting and independent software vendor partners are building and productizing new functional and industry-specific applications atop our platform. We jointly promote these solutions through the OneStream Solution Exchange and monetize them through revenue-share arrangements. Our online community and OneStream WAVE developer conferences serve to foster and grow these developer relationships.

Industry Overview

A number of important industry trends impact how organizations manage enterprise performance, including the following:

Corporate Leaders Are Demanding That the Office of the CFO Deliver Strategic Insights and Business Guidance

As organizations operate in an increasingly complex, global and volatile environment, the ability to make data-driven business decisions dynamically and efficiently is a key driver of competitive advantage. As a result, corporate leaders are demanding that the role of the Office of the CFO evolve from one focused almost exclusively on historical record-keeping and analysis to one of serving as a strategic partner to the business. Traditionally, the Finance department’s primary function has consisted of accurately reporting on an enterprise’s past financial results and periodically forecasting future performance based largely on extrapolations of those historical results. While reporting remains critical to business performance, today’s environment demands that the Finance function becomes a continuously forward-looking organization that helps corporate leaders orchestrate informed business strategy and execution.

The Finance department sits at the intersection of strategic, operational and financial functions. Tasked with delivering a single set of definitive and auditable results, Finance’s responsibility for the accuracy of reporting and forecasting for the entire enterprise connects Finance into every functional department. This vantage point provides the Finance organization with visibility into critical business insights and processes across the enterprise. For example, the Finance team has visibility into sales planning within sales, headcount planning within HR and account reconciliations within payables, among other processes, as well as into the underlying data across disparate departmental systems. Additionally, the Finance team collaborates closely with corporate leaders, including the board of directors, the CEO, the CFO and functional leaders from sales, marketing, HR, IT, legal and other areas.

Given this connectivity across the enterprise, corporate leaders understand that Finance is ideally positioned to eliminate information silos between departments and synthesize the stream of information from business processes across the organization into a consolidated and dynamic model of the enterprise’s current and future performance. By leveraging the full spectrum of financial and operational data, the Finance team is unique in its ability to develop a holistic and up-to-date view of the enterprise that reflects the broader business environment. Corporate leaders are therefore increasingly demanding that Finance teams take on additional responsibility and provide them with the analytics needed to continually drive business performance with real-time, actionable and predictive insights that enable alignment between execution and financial outcomes. In this expanded role, Finance allows corporate leaders to predict, identify, analyze and understand emerging business trends and respond with adjustments to strategy and execution to optimize business outcomes.

Digital Transformation Efforts Have Historically Not Prioritized Modernizing the Office of the CFO

Advances in technology have significantly increased the speed and global reach of the enterprise. At the same time, competition has heightened customer expectations and investor scrutiny. In order to meet these expectations, enterprises must be capable of predicting, identifying and rapidly adapting to changes in the marketplace that can materially impact operational execution and financial results. Enterprises that can do so successfully stand to gain a meaningful advantage over their competitors.

These trends are driving organizations to invest significant resources on digital transformation efforts with the aim of increasing enterprise agility, automating transactional processes and streamlining corporate decision-making. Despite the progress that has been made in digital transformation across many front-office and corporate functions, the Office of the CFO has historically lagged behind in its investment and use of modern, digital technologies and analytics. Consequently, many Finance organizations continue to rely on legacy systems, some of which were built on decades-old technology and are unable to handle the complexity and volume of data produced by the patchwork of technology applications deployed across the enterprise. These legacy Finance systems have failed to deliver the capabilities required by the modern Office of the CFO, forcing organizations to supplement them with discrete point solutions and a fragmented array of spreadsheets that fulfill limited functions and frequently require time-consuming data reconciliation and rework. As a result of this incremental approach, Finance teams are often overwhelmed by a disparate set of tools and siloed datasets, leading to inefficient and inconstant decision-making as well as loss of competitive advantage.

Modernizing the Office of the CFO Is Extremely Challenging

While efforts to capitalize on the unique position of Finance teams and modernize the Office of the CFO have gained strategic prominence, the immense complexity of the Finance function and the disjointed nature of systems within them have presented significant logistical and technical challenges to effecting change. Traditional financial processes, including close and consolidation, reporting and planning are extremely complex. Adding to this complexity, Finance teams have typically relied on disparate data sources, siloed processes and fragmented tools to deliver their functional requirements, resulting in onerous manual reconciliation processes and inconsistent outputs. Compounded by years of under-investment in digital transformation and systems rationalization, these challenges mean that Finance teams are already struggling to deliver against their existing mandate and are therefore unable to evolve into an expanded strategic role.

Beyond the domain of the Finance function, the immense complexity of the modern enterprise has further hindered attempts to transform the role of the Office of the CFO. Digital transformation efforts have often resulted in a multitude of disparate business applications across the enterprise, with each designed to optimize data and processes for a specific function or sub-function. As a result, enterprise data exists in isolation across disconnected systems and informal or offline workflows, meaning that Finance teams cannot designate one single system as the definitive source of truth. Prevented from developing a holistic view of the organization, Finance teams are unable to achieve enterprise-wide visibility and enable business agility, limiting their ability to support critical business and strategic objectives.

As a result of these challenges, organizations are finding that they lack the fundamental data, technology and specialized technical expertise required to modernize the Office of the CFO. To evolve, organizations are demanding a platform-based approach that provides the enterprise-wide control, visibility and agility needed to transform Finance function.

AI Has Not Successfully Been Implemented Across the Office of the CFO

The emergence of AI technologies is presenting business leaders with a generational opportunity to transform their organizations and build competitive strength. In particular, with the Office of the CFO under pressure to evolve into a strategic partner for the business, CFOs recognize the potential of AI to deliver advanced insights, productivity and accuracy to specific financial and business processes, such as demand forecasting, workforce planning and budgeting, which can vastly enhance the Finance function’s capacity to drive business change. Moreover, as CFOs grapple with the challenges of hiring Finance professionals amidst a global shortage of qualified talent, the potential for AI-technologies to provide productivity gains that could overcome this shortfall is driving demand for AI-enabled solutions.

Despite the clear opportunity that AI presents, previous efforts to employ these technologies within the enterprise have encountered significant obstacles. At the organizational level, the complexity of enterprise technology systems has meant that the implementation of AI technologies, which require consistent, accurate and unified data sets, has been extremely challenging. For the Finance function specifically, concerns about data accuracy, auditability, security and the specialized nature of financial processes present additional hurdles for the adoption of AI. Processes like planning, reporting and budgeting require deep financial expertise, while the successful development of AI toolsets has historically required an understanding of data science and software development. The relative scarcity of employees with these overlapping skillsets has limited the ability of organizations to develop specific AI use cases that effectively support the Finance function. As a result, CFOs and other corporate leaders are increasingly seeking applied AI solutions that are purpose-built for Finance to address process complexity and exponentially improve efficiency, repeatability and accuracy of specific financial processes.

Our Platform

Designed to modernize the Office of the CFO, the Digital Finance Cloud enables an enterprise-wide approach to unifying financial and operational data and business processes to give business leaders comprehensive visibility, increase business agility, eliminate departmental silos and enhance cross-functional collaboration. Our platform unifies and optimizes data and processes across the entire organization. We will continue to develop new solutions that allow customers to derive even more value and expand their use cases powered by our platform.

Our platform delivers a comprehensive set of solutions for the Office of the CFO: financial close and consolidation; financial and operational planning and analysis; and financial and operational reporting. The functionality of our Finance solutions can be extended with applications that leverage the common capabilities and unified data model of the platform and are designed to power additional operational business processes, all built on the shared platform services of our Digital Finance Cloud. Each of our solutions is fully capable standalone and out-of-the-box, giving customers the flexibility to adopt multiple solutions from the outset, or start with a single solution and expand applications and use cases over time as their business needs evolve. By deploying our solutions and applications together, our customers can unify critical financial and operational business processes within a single platform, creating a single source of truth for business performance and planning data across the enterprise.

In addition to our financial and operational capabilities, the Digital Finance Cloud embeds powerful applied AI and machine learning technologies to further enhance our offering to customers. Our Finance-specific AI and machine learning engines are built directly on our unified data model, ensuring seamless integration with our Finance solutions. With end-to-end data management and intuitive pre-built machine learning processes, our applied AI and machine learning engines empower Finance and operations teams to make informed business decisions and forecast with great speed and accuracy in today’s highly complex modern business environment.

Through the OneStream Solution Exchange, our customers can currently download, configure and deploy approximately 100 OneStream- and third-party-developed applications on a self-serve basis. These applications allow customers to enhance existing business processes and further expand the functionality of our platform to new departments, all without requiring additional integration or IT complexity. Customers and partners can develop applications that are configured to address the specific financial and operational business processes of their organization or industry vertical. With custom-built applications, organizations can further extend the value of our platform, beyond the applications developed by us. The extensible architecture of our platform allows us, our partners and our customers to continually develop, integrate and use new applications through the OneStream Solution Exchange, creating a highly differentiated and scalable offering.

Our platform integrates with hundreds of data sources, including enterprise resource planning (ERP), customer relationship management (CRM), supply chain management (SCM), human capital management (HCM) and other management systems and enterprise data warehouses, to seamlessly ingest and aggregate massive amounts of financial and operational data from across the entire enterprise. Our highly differentiated platform eliminates the need for users to manually retrieve data from one system, transform that data and port it across multiple systems and business intelligence and reporting tools. In combination with enterprise-grade security features, this helps to ensure the protection of an organization’s critical and highly sensitive data in accordance with regulations and recommended enterprise financial controls. Our platform also features collaboration tools that enable users to interact and share information across business processes directly within our platform to eliminate the inefficiencies resulting from discrete, offline processes. Our applied AI and machine learning capabilities for Finance, including our Sensible ML application, are embedded throughout, enabling users to take advantage of market-leading automated planning and forecasting capabilities. We intend to continue to efficiently invest in AI initiatives to further increase the value proposition to our customers.

The key elements of the Digital Finance Cloud that power our core solutions and applications include:

•
Financial Intelligence. Our platform features sophisticated, integrated financial intelligence that enables complex calculations and analysis within a flexible model. From the moment of implementation, our platform offers pre-built financial intelligence designed to handle the significant complexities of rules and calculations for accounts, time, currencies, intercompany transactions, cash flow and consolidation. With the combination of financial intelligence and automated workflows delivered on our platform, users can accurately and efficiently prepare financial results for reporting, planning, budgeting and forecasting.
•
Unified Data Model. Our platform utilizes a unique relational blending capability that combines, transforms and analyzes complex financial and operational data to enable users to create a unified model spanning their entire enterprise. Our unified data model supports the collection and consolidation of financial results while also enabling more detailed financial and operational reporting, planning, budgeting and forecasting all in a single platform. Our platform’s extensible architecture allows customers to deploy our solutions across every layer of the enterprise, delivering robust data that both respects corporate and external reporting requirements and is immediately relevant to daily business operations.
•
Data Quality Engine. Our platform ensures robust financial and operational data quality across all business processes with strict controls and guided workflows through all data management, verification, analysis, certification and locking processes. By maintaining an accurate repository of all financial and operational data, our platform enables full auditability and traceability back to the original data source. With a single source of truth for multiple business processes, users benefit from a reduction in errors and the elimination of inefficiencies resulting from reconciliation.
•
Integrated Software Development Environment. Our platform features a robust software development environment to enable OneStream, our customers and partners to rapidly build additional functional or industry-specific applications. As these applications are developed directly within our platform, they can leverage the other key elements of our platform and other shared resources such as user interface, IT resources and provisioned users. This extensible environment also uniquely allows OneStream and our customers and partners to rapidly develop and release new applications in the OneStream Solution Exchange as we or they identify opportunities to migrate additional business processes onto our platform.
•
Transactional Matching and Analytics. Our platform analyzes vast amounts of detailed transactional data and blends it with validated financial and operational data in near-real time to detect emerging trends and signals. This capability enables users to analyze the impact of operations on financial results, without requiring the Finance team to perform a full financial close. This allows our customers to discover and act on real-time operational insights and understand their associated financial impact.
•
AI-enabled Forecasting. Our platform allows users to integrate AI-enabled forecasting capabilities directly into key planning processes, such as demand forecasting, labor planning and sales planning. Our Sensible ML application enable users to create thousands of baseline forecast scenarios rooted in historical data, automatically seed forecasts with predictive models and dynamically adjust forecasts based on operational changes. With AI-enabled forecasting, organizations can leverage financial and operational data to assist with accurate forecasting for critical business processes, while integrating these forecasts into enterprise-wide models to ensure the most informed business decisions.

Our Key Strengths

We believe we have the following key advantages over our competitors’ existing offerings:

•
Single Source of Truth. The Digital Finance Cloud acts as the single source of truth for an organization’s critical financial and operational data and workflows. With the ability to aggregate enterprise-wide business data, powered by our unique relational blending capability, customers can analyze the financial impact of operational decisions in real-time and proactively adjust business strategies accordingly. By leveraging this unified data model, our platform enables Finance and operating teams to implement function-specific applications that deliver data that meet both corporate and external reporting standards, while remaining immediately relevant to daily business operations. The combination of these capabilities enables our customers to access reporting and insights across every level of the organization.
•
Streamlined Workflows. With our platform, customers can accelerate financial and operational workflows with greater consistency, accuracy and transparency. Consolidating data and business processes onto a single platform eliminates the need for users to integrate, validate or reconcile data and metadata across systems. Our platform’s unified data model, guided workflows and collaboration capabilities enable organizations to further streamline their business processes and seamlessly integrate our predictive AI tools directly into their existing financial and operational processes. This in turn allows enterprises to increase organizational efficiency, reduce the potential for errors and enhance the security of critical financial and operational data.
•
Actionable Insights. Our platform ingests, processes and interprets vast amounts of financial and operational data to enable real-time insights into the entire enterprise. With interactive dashboards and guided reporting, business users and executives can visualize key trends and modify variables to analyze the impact of changes to models, plans and forecasts under different scenarios. These capabilities provide corporate leaders with real-time access to aggregated financial and operational results within a single pane of glass, significantly enhancing the decision-making process.
•
AI and Machine Learning-Enabled Predictive Capabilities. Our modern Finance-focused applied AI and machine learning engines are purpose-built to enhance key financial and operational analyses and processes. This empowers users to accelerate and increase accuracy of auditable forecasts, which can be fed directly into existing financial and operational processes to create data-driven and dynamic plans. Our platform’s AI and machine learning capabilities allow organizations to anticipate business trends in real-time, vastly improving upon existing planning and forecasting techniques. The actionable insights provided by these capabilities allow corporate leaders to understand how strategic decisions translate into business outcomes, enabling them to be agile, forward-looking and data-driven in aligning operational decisions to financial outcomes.
•
Extensible Platform. Our highly extensible platform enables customers to deploy OneStream- and partner-developed applications across several layers of their organization. Via the OneStream Solution Exchange, customers can discover, download and deploy additional industry- and function-specific applications developed by us and our partners to extend the value of their core OneStream investment. As these extended applications are built natively on our platform, they leverage our common data model and shared platform services, allowing our customers to simplify deployment and realize rapid time to value. Additionally, our platform’s integrated development tools allow customers to develop and implement new applications directly, further enhancing the strength of our offering. This extensibility ultimately reduces IT complexity, increases the long-term value of our platform and allows our platform to seamlessly evolve with our customers.
•
Enterprise-Grade and Highly Scalable. We have built our platform, data model and analytics and AI engines to provide the reliability and scale required for the world’s largest and most complex enterprise environments. Our platform is capable of efficiently processing enterprise-scale data sets and workloads. Our platform’s cloud architecture provides customers with the flexibility to increase consumption of our services on-demand to meet the needs of their organization. The Digital Finance Cloud empowers enterprises to address the most complex challenges facing the Office of the CFO.
•
Lower Total Cost of Ownership. As an end-to-end platform, we enable customers to consolidate workflows that historically occurred across numerous legacy systems, eliminating the need to maintain multiple disparate applications and data sets. This allows them to rationalize the costs and time associated with integrating, maintaining and upgrading these systems. In addition, by operating within a single unified framework, Finance and business unit teams are able to increase their productivity and efficiency.

With our powerful Digital Finance Cloud, we are fundamentally redefining the capabilities of the Office of the CFO, empowering Finance to go beyond historical reporting to become a strategic driver of critical business planning, strategy and outcomes. Our differentiated approach disrupts existing approaches to traditional financial processes that require Finance teams to manually integrate financial and operational data from disparate legacy systems. Our platform enables a modern approach to Finance by allowing enterprises to unify critical business processes for users across the organization to provide a single source of truth for Finance and operations. As a result, our platform provides exceptional visibility into enterprise performance, enhances planning and forecasting accuracy and facilitates business agility.

Our Growth Strategy

To achieve our vision to transform the of the Office of the CFO into a critical driver of strategy and execution, the key elements of our growth strategy include:

•
Acquire New Customers. We believe there is substantial opportunity to acquire new customers among enterprises and mid-market organizations. The broad digital transformation efforts in the Office of the CFO, as well as the ongoing replacement cycle in the large installed base of legacy finance systems, provide us with a natural entry point to engage with prospective customers. We intend to continue to focus on efficient growth by expanding our sales force and investing in our sales and marketing efforts to attract new customers. Our customer base has grown rapidly, increasing from 1,388 as of December 31, 2023 to 1,601 as of December 31, 2024, representing growth of 15%.
•
Expand the Number of Finance Users on Our Platform. We typically land with customers as the primary system of record for finance functions. However, our platform also offers numerous other department-specific solutions for Finance teams, many of which can be accessed through the OneStream Solution Exchange. As the system of record, we often become the center of gravity within Finance organizations and organically consolidate these adjacent tasks on our platform, adding additional Finance users and use cases in the process. Through our customer success efforts, we also proactively help our customers identify additional use cases for our platform within their Finance organizations. Given our broad platform capabilities and our large customer base, we believe expanding the number of users within the Office of the CFO of our existing customers represents a significant opportunity.
•
Expand Our International Footprint. We believe there is a significant opportunity to grow our international business and plan to continue to invest in personnel, office space, marketing and data center capacity to support our international growth. Revenue generated from customers outside of the United States accounted for 32%, 30% and 27% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. In addition to our offices and customers throughout the United States, we maintain offices in Australia, Europe and Singapore, and our customers are located in approximately 45 countries. The ability of our platform to meet the complex needs of large, multinational organizations positions us well to continue our penetration of international enterprises.
•
Grow Our Ecosystem. Our network ranges from large systems integrators, including Accenture, IBM, KPMG and PwC, to boutique consulting firms that exclusively aid businesses in the design and implementation of our platform. We also maintain go-to-market partnerships with key technology providers, including Microsoft, enabling us to better serve our customers. Our network expands our coverage footprint, creates attractive go-to-market channels, facilitates opportunities for product differentiation by building applications on our platform and helps speed the adoption of our platform. We intend to expand and enhance these relationships to grow our market presence and drive greater sales efficiencies.
•
Extend Further Into Operations. By leveraging a single, unified data model for both finance and operations, our customers are able to realize the full value of our platform approach. Today, we have numerous customers that already use the Digital Finance Cloud for operational planning and daily decision-making for processes including workforce planning, ESG-reporting and profitability analysis. We intend to work closely with our customers and partners to extend their use of our platform beyond the Office of the CFO, allowing us to grow the number of users and use cases on our platform.
•
Extend Our Technology Leadership. We believe our ability to enable our customers to further unify financial and operational business processes and leverage applied-AI solutions will contribute to our continued success. To support these efforts, we intend to make substantial investments in research and development, including in the areas of applied machine learning and AI technologies, to expand and strengthen our offerings. In addition, we will continue to expand our engagement with the OneStream developer community to improve the value proposition of our platform, including vertical-specific applications and functionality in areas such as healthcare, manufacturing and financial services. Our continued focus on AI and machine learning will build on the development of our first machine learning-powered application in 2017, the introduction of our predictive financial signaling core solution and transaction matching application in 2019, the commercial release of our first AI-enabled application, Sensible ML, in 2022 and our acquisition of the remaining equity interests of DataSense in 2024 to continue our development of AI-enabled solutions. These capabilities increase the value proposition of the Digital Finance Cloud to our existing customers and further differentiate us from our competitors.

Our Technology

Our proprietary platform is built on an innovative set of core technologies and is designed to run on our cloud-native architecture. This cloud-based architecture enables businesses to use our platform to synthesize data points from hundreds of unique sources into a unified data model that powers our core solutions. The value of our platform can be extended with OneStream- and third-party-developed applications from the OneStream Solution Exchange, as well as custom-built applications developed by our customers and partners. By approaching business processes through our unified platform, we eliminate the need to integrate legacy systems, thereby streamlining maintenance, ensuring a consistent approach to security and controls and providing a common experience for all platform users.

The key elements of our platform include:

•
Financial Intelligence Engine. Our platform features a sophisticated financial intelligence engine that allows organizations to perform complex calculations to support a variety of analyses that leverage financial and operational data. This in-memory, 64-bit engine is based on a node-level, shared common data design that provides the flexibility for organizations to run a variety of calculations and alternate hierarchies while ensuring the performance necessary to address business process requirements. Our native financial intelligence engine has pre-built functionality across a number of common dimensions, including accounts, currency, intercompany, equity accounting, hierarchy-specific adjustments and flow.
•
Unified Data Model. Our innovative platform allows our customers to consume a variety of data from both financial and operational data sources and enables them to blend these together into a unified data model. At the core of our platform is an object-oriented metadata technology, which we refer to as extensible dimensionality, that enables enterprises to create the strict model constructs required for financial close and consolidation while simultaneously offering the flexibility required for financial and operational planning and analytics. This approach allows businesses to align to a common corporate standard while allowing the individual business units the ability to create unique model elements to fit their specific needs.
•
Unified Data Consumption. OneStream’s unique approach to data consumption allows organizations to seamlessly leverage a variety of different underlying data structures and technologies in constructing a unified data model. Our approach to data consumption allows customers to seamlessly use a mix of traditionally disparate technologies, such as OLAP cube structures, relational data stores and columnar data as the basis for model inputs, providing scalability and flexibility to tackle a diverse set of business processes. This approach to blending traditionally disparate data sources, such as HR data, sales planning and supply chain planning, enables organizations the flexibility to summarize data at the appropriate level while maintaining the granular detail to run relevant analytics. Additionally, the platform enables customers to easily create dynamic dashboards which are able to view or modify source and analytic data in a consistent manner.
•
Integrated Software Development Environment. Our platform includes an integrated software development environment that allows OneStream, our customers and partners to create functional or industry-specific applications that extend our use cases to additional business processes.

•
Common Platform Features. Our platform provides a number of native features to enable collaboration and consistency across an organization’s data and processes, including collaborative workflows, enterprise-grade security and cloud-native architecture.

Sales and Marketing

Our sales efforts are focused on large enterprises and mid-market organizations and we primarily employ a direct sales model to sell into and expand within our customers’ organizations. Based in locations around the world, our sales force leverages its extensive experience, industry knowledge and domain expertise to help potential customers understand the broad applicability and capabilities of our platform. This platform-driven sales motion often leads to the acquisition of customers with large initial contract values. We also leverage our partner ecosystem to extend our market reach and influence sales outcomes, and many of our customers also serve as references for potential new customers.

We maintain an organizational focus on achieving 100% customer success by delivering long-term value to our customers through our ongoing efforts to help them realize the full potential of our platform. Our customer success team works closely with our customers to speed solution deployment and guide the identification and expansion of use cases, which in turn drives user growth and additional revenue.

Our sales and marketing organization engages with prospective customers across multiple in-person and virtual channels and provides them with user conferences, platform demonstrations, application guides, whitepapers, webinars, presentations and other content to accelerate their understanding of our platform and drive greater adoption. We also host our bi-annual OneStream Splash Global User Conferences to connect existing and potential customers and partners, share best practices and reinforce our brand. As part of our marketing efforts, we are also proud to sponsor a number of brand ambassadors who help increase our brand awareness and market presence.

Partnerships

We have developed a broad network of more than 300 go-to-market, implementation and development partners globally to expand our marketing reach, create attractive go-to-market channels, assist in the implementation of our platform, facilitate opportunities for product differentiation by building applications on our platform and otherwise help accelerate the adoption of our platform. Our global partner network includes companies and professionals with many years of EPM and broader software industry experience, combined with a track record of delivering successful implementations. We certify our partners at varying levels and they assist customers across all industries.

A number of our partners are boutique consulting firms and dedicated teams within larger consulting firms that have built their entire services practices around designing and implementing our platform for their clients and providing subject-matter expertise for specific use cases through trained and OneStream-certified personnel. We also collaborate with global strategic consulting firms and global systems integrators, such as Accenture, IBM, KPMG and PwC, which introduce our platform to their clients as part of large-scale digital transformation projects as well as finance and business projects where our platform can help accelerate business initiatives and improve user experience.

In some cases our partners act in multiple roles. For example, we partner with Microsoft as our cloud-computing provider and on cloud engineering efforts that enable our customers to leverage our solutions more effectively. Our platform also integrates multiple features of the Microsoft .NET ecosystem, and we also maintain an active go-to-market relationship with Microsoft which promotes our platform to its existing and potential customers.

Research and Development

Our platform and core technologies were purpose-built by our co-founders and core team of software engineers with more than three decades of experience building financial applications. As a result, we were able to quickly achieve product-market fit with a highly efficient investment in initial research and development. Over time, we have been able to continuously leverage our initial platform investment to quickly bring new features to market and expand our offerings through the use of our integrated development environment and the OneStream Solution Exchange distribution strategy.

Our research and development culture promotes rapid and consistent delivery of high-quality enhancements to the functionality, performance and usability of our platform. We hire skilled engineers, data scientists and other talent from a variety of industries with expertise in developing mission-critical applications for global, distributed large enterprises. Our research and development organization is primarily responsible for design, development, testing and delivery of our platform, core solutions and applications. We focus our efforts on developing core technologies, as well as further enhancing the usability, functionality, reliability, performance and flexibility of our platform.

We have a well-defined technology roadmap to introduce new features and functionality to our platform that we believe will enhance our ability to generate revenue by broadening the appeal of our platform to potential new customers as well as increasing the opportunities for further expansion of the use of our platform by existing customers. We are also investing to enhance the user experience, enterprise functionality and intelligent planning capabilities of our platform, including AI and machine learning solutions. Other areas in which we are continuing to invest include our OneStream Solution Exchange, as well as vertical-specific applications and functionality in areas such as healthcare, manufacturing and financial services.

Competition

Our market is intensely competitive and characterized by rapid changes in customer requirements, industry standards, new discrete product introductions and incremental improvements of legacy systems. Our competitors vary in size and in the breadth and scope of the products and services they offer. We primarily compete with providers of financial consolidation, reporting, planning or analytics software, including legacy players such as Oracle and SAP and point product providers such as Anaplan, Blackline, Wolters Kluwer and Workday.

We believe we compete favorably across a number of factors, including:

•
accuracy;
•
reliability;
•
breadth and depth of functionality;
•
ease of deployment and implementation speed;
•
total cost of ownership and return on investment;
•
security;
•
customer satisfaction;
•
customer support;
•
partnerships;
•
brand awareness; and
•
reputation.

For more information regarding risks related to our competition, see the section titled “Risk Factors—Risks Related to our Business and Industry—We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results and financial condition.”

Intellectual Property

We believe that our intellectual property rights, including our trademarks and domain names, as well as contractual provisions, confidentiality procedures, and restrictions on access to our intellectual property, proprietary technology, confidential information and trade secrets, are important to our marketing efforts to develop brand recognition and differentiate ourselves from our competitors. We also rely on a combination of trade secret, copyright, trademark and other intellectual property laws in the United States and certain foreign jurisdictions to obtain and maintain rights to, and protect the technology used in, our business. However, intellectual property and related laws, contracts, procedures and technical measures provide only limited protection for our intellectual property, technology and proprietary information.

As of December 31, 2024, we had six registered U.S. trademarks, 10 pending U.S. trademark applications, 54 registered foreign trademarks and 42 pending foreign trademark applications for our brand names and service marks that we use in our business. We have registered numerous Internet domain names in the United States and in certain foreign countries related to our business. The current registrations of these trademarks and domain names are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark and domain name registrations to the extent we believe they would be beneficial and cost-effective.

For more information regarding risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to our Technology and Intellectual Property.”

People and Culture

As of December 31, 2024, we employed approximately 1,500 full-time employees located in the United States and in Australia, Canada, Europe, Mexico, Singapore and South Africa. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. We believe we provide our employees significant ongoing career growth opportunities in an exciting growth company and industry. The principal purpose of our incentive programs is to attract, retain and reward personnel in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

Our principal executive offices are located at 191 N. Chester Street, Birmingham, Michigan 48009. Our telephone number is (248) 650-1490. Our website address is https://www.onestream.com. Information contained on, or that can be accessed through, our website or any website is not incorporated by reference into this report and should not be considered to be part of this report unless expressly noted.

Available Information

We may announce material information to the public through filings with the SEC, our website (https://investor.onestream.com) press releases, public conference calls and public webcasts. We use these channels, as well as social media, to communicate with the public about us, our product candidates and other matters. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our Proxy Statements on Schedule 14A for our annual meetings of stockholders, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is www.sec.gov.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and OneStream, Inc.’s consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition or prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

Our focus on long-term value over short-term results may also impact our future growth. We may make strategic decisions that may not maximize our short-term revenue or profitability if we believe that the decisions are consistent with our mission to deliver customer success and will improve our financial performance over the long-term. For example, we expect to continue enhancing our pricing model to enable customers to obtain our products and solutions on an individual or bundled basis. Historically, customers have purchased access to our products and solutions primarily on a platform and seat-based model. This could lead to a change in revenue or profitability, particularly in the short-term, if new or renewing customers decide to purchase products and solutions that are less expensive, in the aggregate, than the cost under our historical pricing model.

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

We also expect our costs and expenses to continue to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform and applications and to grow our business, including:

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
•
more advanced artificial intelligence, or AI, and machine learning capabilities and products; and
•
substantially greater financial, technical and other resources to provide support, make acquisitions, hire talent and develop new products.

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

Our business depends substantially on our customers renewing their subscriptions and expanding their use of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms or if they do not add more products, solutions or users, our business, operating results and financial condition will be adversely affected.

In order for us to maintain or improve our business, operating results and financial condition, it is important that our customers renew their subscriptions when their contract term expires and add products, solutions and users to their subscriptions. Our initial subscription term is typically three years, but can range from less than one year up to ten years. Our customers have no obligation to renew their subscriptions after the expiration of their existing subscription period. Although our customer retention rate has been high historically, we cannot assure you that we will not experience lower customer retention rates in the future, or that we will be able to accurately predict renewal rates. Our customers may decide not to renew their subscriptions at all, or may decide not to renew with a similar contract period, at the same prices or terms, or with the same or a greater amount of products, solutions or users. Our customer retention may decline or fluctuate as a result of a number of factors, many of which are beyond our control, including our customers’ satisfaction with our platform and applications, the quality of our professional services and customer support, our prices, the features and pricing of competing products, reductions in our customers’ spending levels, customer adoption and expanded use of our platform, mergers and acquisitions involving our customers and uncertain or deteriorating general economic conditions. Our ability to increase the number of users may also be negatively impacted by current and future AI capabilities that may reduce or replace our customers’ need for existing or future employees who are or would be potential users of our platform. If our customers do not renew their subscriptions, if they renew on less favorable terms or if they do not add more products, solutions or users, our business, operating results and financial condition will be adversely affected.

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

We recognize revenue from our SaaS contracts ratably over the term of the subscription period, which is typically three years but can range from less than one year up to ten years. We recognize the majority of the revenue from our term-based and perpetual licenses when our software is first made available to the customer or upon commencement of the license term, if later, and the remainder is attributable to maintenance and support fees recognized ratably over the contract term. Following our transition to a SaaS-based model, the majority of our revenue in each quarter since the first quarter of 2023 has been derived from the recognition of revenue relating to SaaS contracts entered into during previous quarters, and we expect that trend to continue. Consequently, a decline in new or renewed SaaS contracts in any single quarter may only have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer or user expansion or retention may not be fully reflected in our operating results until future periods. In addition, a significant portion of our costs are expensed as incurred. As a result, growth in the number of new customers, products, solutions or users could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. As we continue to transition more existing customers to our SaaS-based pricing model it also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that renew their subscriptions on a SaaS-basis must be recognized over the applicable subscription term.

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

As the markets for our platform grow, as new competitors introduce new products that compete with ours or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing model as we have historically used. In addition, we have limited experience with respect to determining the optimal prices for subscriptions to our platform and paid applications offered through the OneStream Solution Exchange. Our competitors may introduce new products that compete with ours or reduce their prices, or we may be unable to attract new customers or retain existing customers based on our current pricing model. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, operating results and financial condition. For example, we expect to continue enhancing our pricing model to enable customers to obtain our products and solutions on an individual or bundled basis. Historically, customers have purchased access to our products and solutions primarily on a platform and seat-based model. This could lead to a change in revenue or profitability, particularly in the short-term, if new or renewing customers decide to purchase products and solutions that are less expensive, in the aggregate, than the cost under our historical pricing model.

Regardless of pricing model used, large customers may demand deeper price discounts than in the past. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.

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

In addition, under certain SaaS contracts, customers may contractually increase the number of users over time, particularly for larger or more complex deployments. For such contracts, the amount of revenue recognized may be lower than ARR as ARR reflects the annualized software revenue, as of a measurement date, that will be recognized assuming any contract expiring in the next 12 months is renewed at the rate prevailing in the final month of the contract, and therefore revenue may grow more slowly than ARR. If, however, we determine that a contract will be cancelled or reduced, we exclude the cancelled or reduced contract from our calculation of ARR, meaning that it may decline more quickly than revenue.

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

We have achieved FedRAMP High Authorization, meaning our platform has met certain government security standards and been approved for use by U.S. federal agencies. Any change in our FedRAMP certification could impede our ability to enter into contracts with government entities. If we do not successfully manage our FedRAMP certification, our sales to governments and governmental agencies could be delayed or limited, and as a result, our business, operating results and financial condition could be adversely affected. In addition, government certification requirements for products like ours may change, thereby restricting our ability to sell into the government sector until we have attained such revised certification or certifications. Government contracting requirements may also change and, in doing so, restrict our ability to sell into the government sector until we or our partners have met government-mandated requirements. If we do not achieve and maintain compliance with government requirements, it may harm our competitive position against competitors whose offerings are able to meet these requirements. There can also be no assurance that we will secure commitments or contracts with government entities even following efforts to meet government requirements, which could harm our margins, business, operating results and financial condition. Additionally, government entities and highly regulated organizations typically have longer implementation cycles, sometimes require acceptance provisions that can lead to a delay in revenue recognition, can have more complex IT and data environments and may expect greater payment flexibility from vendors.

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

Government demand and payment for our platform is affected by public sector budgetary cycles and funding authorizations, as well as government fiscal and contracting policies, with funding reductions or delays adversely affecting public sector demand for our platform. If budget appropriations are not obtained, we may face contract terminations. In addition, the current administration has stated its intent to evaluate overall government spending, which could impact our business, operating results, financial condition and growth prospects. More generally, if expected sales to a government entity or highly regulated organization for a particular quarter are not realized in that quarter or at all, our business, operating results, financial condition and growth prospects could be adversely affected.

The metrics and estimates we use to evaluate our performance are subject to inherent challenges in measurement, and real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.

We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics and estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. In addition, our methodologies for tracking our metrics and performance may also change over time, which could result in changes to the metrics we disclose. If securities analysts or investors do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our estimates, then the market price of our Class A common stock could decline, our reputation and brand could be harmed and our business, operating results and financial condition could be adversely affected.

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

The legal, regulatory and policy environments around AI technology are evolving rapidly, including the EU AI Act and numerous laws proposed, and in certain cases enacted, in various U.S. states relating to the development and use of AI technology, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, which in turn may require us to spend significant time, money and other resources and make significant changes to our policies and practices. The use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.

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

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property rights, privacy, data protection, cybersecurity, consumer protection, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business, operating results and financial condition. As a newly public company our business and operating results are more visible, which may increase the risk of threatened or actual litigation, regulatory disputes and government investigations. Legal and regulatory proceedings and government investigations may be protracted and expensive and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation and other associated costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings, disputes or investigations may result in significant settlement costs or judgments, penalties and fines or require us to modify our platform, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, operating results and financial condition.

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
•
fluctuations in exchange rates that have and may continue to increase the volatility of our foreign-based revenue;
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

International sales of our platform are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. Obtaining the necessary authorizations, including any required license, for a particular export or sale might be time-consuming, is not guaranteed and might result in the delay or loss of sales opportunities. U.S. export controls and economic and trade sanctions prohibit the export, re-export or transfer of products and services to U.S. embargoed or sanctioned countries and their governments and sanctioned or restricted persons, which we refer to as prohibited persons. Even though we take precautions to prevent our platform from being provided in violation of sanctions, our platform could be sold by resellers or could be used by persons in sanctioned countries or prohibited persons despite such precautions. Failure to comply with the U.S. export control, sanctions and import laws and regulations could have negative consequences, including government investigations, penalties and reputational harm. We and our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, fines and, in extreme cases, the incarceration of responsible employees or managers. We also could suffer reputational harm and penalties if our resellers fail to obtain appropriate import, export or re-export licenses or authorizations.

In addition, various countries regulate the import of encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement or access our platform in those countries. Changes in export, sanctions and import laws and regulations could create delays in the introduction and sale of our platform in international markets, prevent our customers with international operations from accessing our platform or, in some cases, prevent the export or import of our platform to some countries, governments or persons altogether. Any change in export or import laws and regulations, economic sanctions or related laws and regulations, shifts in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform or in our decreased ability to export or sell our platform to existing or potential customers with international operations. Any limitation on our ability to export or sell our platform would likely cause its overall use to decrease and harm our business, operating results and financial condition.

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

To the extent we adjust our pricing in non-U.S. currencies in the future to offset a change in dollar-equivalent revenue as a result of a relative shift in the value of the U.S. dollar, it may negatively effect international demand for our products and solutions, which may in turn have an adverse effect on our international business and operating results.

Risks Related to our Technology and Intellectual Property

If our security controls or those of our vendors are breached or unauthorized, unlawful or inadvertent access to customer data or other data we maintain or process is otherwise obtained, or if the information systems on which we rely experience any other type of cybersecurity incident, or any technical failure that compromises our information or operations, our platform and applications might be perceived as insecure, we might lose existing customers or fail to attract new customers, and we might incur significant liabilities.

Use of our platform, core solutions and applications involve the storage, transmission and processing of our customers’ confidential data, including highly confidential financial information regarding their business and personal information regarding their customers or employees. Additionally, we maintain our own proprietary, confidential, personal and otherwise sensitive information. We rely on systems, websites and other services, including some that are managed by third parties, for the provision of our platform, core solutions and applications and such IT systems and services are at risk for security breaches and incidents, as well as technical failures and outages, as a result of third-party action, employee, vendor or contractor error, malfeasance, bugs, ransomware and other malicious software, or other factors. Cyberattacks and other malicious Internet-based activity continue to increase generally in number, intensity and sophistication, and cloud-based platform providers of software and services have been targeted. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and may be difficult to detect. These risks may be heightened in connection with wars and conflicts in Ukraine/Russia, Israel/Gaza and throughout the Middle East, and other geopolitical tensions and regional instability. As a result, we may be vulnerable to, and may be unable to anticipate or detect, security breaches and incidents. In addition, many of our employees (and those of our vendors) are working remotely, which may pose additional cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

We have implemented various controls, systems and processes intended to secure our systems and the information on it. However, we cannot guarantee that these measures will be effective or that technical errors or attempted security breaches or disruptions would not be successful or damaging. Even if the vulnerabilities that may lead to an incident are identified, we may be unable to adequately investigate or remediate for any number of reasons, including due to attackers using tools (including AI) and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence. In the normal course of business, we, like many other companies, are and have been the target of malicious cyberattack attempts and have experienced other security incidents. To date, such identified security events have not been material to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks or other security breaches or incidents will not be material. Additionally, as our market presence grows, we, and service providers who store or otherwise process data on our behalf, and other third parties on which we rely, may face increased risks of cyberattack attempts or security threats. We are reliant on third-party security measures to protect against unauthorized access, cyberattacks and other security breaches and incidents and the mishandling of customer, employee and other confidential or sensitive data and we may be required to expend significant time and resources to address any security breaches or incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers’ cybersecurity, and that of other third parties on which we rely, is limited, and in any event, attackers may be able to circumvent the security measures of our third party service providers or other third parties on which we rely. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks, or those of other third parties on which we rely, have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform, core solutions and applications.

If any unauthorized or inadvertent access to, or a security breach or any other incident impacting our platform, core solutions or applications occurs, or is believed to occur, such an event could result in the loss or unavailability of data, loss of intellectual property rights or intellectual property protection, unauthorized access to, or use, alteration, disclosure or other processing of data, interruptions to or disruption of our platform, core solutions or applications, loss of business, difficulty attracting new customers, severe reputational damage harming customer or investor confidence, regulatory investigations, proceedings, orders, litigation (including class actions), indemnity obligations, and damages for contract breach or fines, penalties or other liabilities. Security breaches and other incidents that we or our service providers suffer could also result in significant response and remediation costs, which might include liability for misappropriated, altered, converted or lost assets or information and repair of system damage that might have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or incident and other liabilities. Any actual or perceived security breach or incident could harm our ability to operate our business and may impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets or cause us to lose existing customers. If a high-profile security breach or incident occurs with respect to us or another provider of cloud software, our customers and potential customers might lose trust in the security of our platform or in the cloud software industry generally, which could harm our ability to retain existing customers or attract new ones. Even in the absence of any security breach or incident, customer concerns about security, privacy or data protection might deter them from using our platform for activities that involve personal or other sensitive information, which may harm our business and operating results. Further, any actual, potential or anticipated cyberattacks or other sources of security breaches or incidents also may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Additionally, many jurisdictions have enacted or may enact laws and regulations requiring companies to provide notification of, or generally disclose, security breaches or incidents involving certain types of personal data and related matters. For example, the SEC has adopted cybersecurity risk management and disclosure rules that require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy and governance. Such disclosures regarding a security breach or incident could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our cybersecurity measures which could impact our operating results. Further, because cybersecurity is a critical competitive factor in our industry, we make statements in public-facing materials and otherwise provide assurances about the security of our platform. Should any of these statements be untrue or become untrue, even as a result of circumstances beyond our reasonable control, we might face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, U.S. state and foreign regulators and private litigants.

We incur significant expenses to minimize the risk of security breaches and incidents, and may find it necessary or appropriate to increase expenditures with respect to cybersecurity, in response to a security breach or incident or otherwise. Although we maintain errors or omissions and cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

Risks Related to Regulation and Taxation

Privacy, data protection and cybersecurity concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our platform and adversely affect our business, operating results and financial condition.

Privacy, cybersecurity and data protection are significant issues in the United States, Europe and many other jurisdictions where we offer our platform. The regulatory frameworks governing the collection, storage, use and other processing of business information, particularly information that affects financial statements and personal data, are rapidly evolving, and any failure or perceived failure to comply with applicable privacy, cybersecurity or data protection laws or regulations may adversely affect our business. Further, these laws are not always interpreted uniformly and there is no guarantee that regulators or consumers will agree with our approach to compliance. Additionally, any violations of applicable laws, regulations or policies by third parties we work with, such as vendors or developers, may put our customers’ content at risk and have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, disclosure, or other processing of our customers’ content, or regarding the manner in which the express or implied consent of customers for the collection, use, retention, disclosure or other processing of such content is obtained, could increase our costs and require us to modify our platform, core solutions and applications, or modify our policies or practices, possibly in a material manner, which we may be unable to do on a commercially reasonable basis or at all and, which may limit our ability to store and process customer data or develop new applications and features.

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

Further, many foreign countries and governmental bodies, including the European Union, or the EU, where we conduct business and have offices or use vendors, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. For example, we are subject to the European General Data Protection Regulation and applicable national supplementing laws, collectively the EU GDPR. We may also be subject to the United Kingdom General Data Protection Regulations and Data Protection Act 2018, collectively the UK GDPR and together with the EU GDPR, the GDPR. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify an individual and include a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR also regulates cross-border transfers of personal data out of the European Economic Area, or EEA, and the United Kingdom, or UK. With regard to data transfers of personal data from our European employees and customers to the United States, we historically relied upon EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications for the transfer of personal data from the EU and Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address concerns raised by the Court of Justice of the European Union, or the CJEU, in relation to data transfers from the EEA to the United States and which formed the basis of the EU-US Data Privacy Framework, or DPF, which became effective as an EU GDPR (and subsequently leveraged for use as a UK GDPR) transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU Standard Contractual Clauses to transfer personal data outside of the EEA. CJEU case law states that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On June 28, 2021, the EU Commission adopted an “adequacy decision,” which allows for free flow of personal data between the EEA and the UK. This adequacy decision includes a “sunset clause,” which limits its duration to four years. During this period, the Commission could intervene at any time if the UK deviates from the level of protection currently in place. It is uncertain how data protection laws and related regulations will develop in the UK over time, and if and when the Commission might make use of this right to intervene. The UK government has introduced legislation on multiple occasions that, if enacted, could cause UK data protection law to deviate from the EU GDPR. Any restrictions on cross-border transfers of personal data could adversely impact our customers’ use of our platform and our business, operating results and financial condition. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following such decisions and otherwise in connection with regulatory developments and evolving guidance regarding cross-border data transfers, and we and our customers face the potential for regulators in the EEA, Switzerland, the UK and other regions to apply different standards to the transfer of personal data from those regions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows to the United States. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EEA, Switzerland, the UK and other regions may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities. We may also experience reluctance or refusal by customers in Europe or other regions to use our platform due to potential risk exposure. We and our customers face a risk of enforcement actions taken by data protection authorities in various jurisdictions regarding cross-border data transfers, including from and to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II, or NIS2, adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. It expands the scope of the 2016 NIS Directive to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 EU member states to issue implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resiliency Act, or DORA, became effective in January 2025, and aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.

We cannot yet determine the impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and these or other laws or regulations relating to privacy, data protection and cybersecurity may be inconsistent among jurisdictions. These and other actual or asserted requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, restrict our ability to store and process data or, in some cases, impact our ability to offer our platform, core solutions or applications in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other actual or asserted legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our platform, core solutions or applications and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new core solutions and applications could be limited.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our platform and reduce overall demand for it, or lead to regulatory investigations and other proceedings, private claims and litigation, and significant fines, penalties or liabilities in connection with any actual or asserted noncompliance. Privacy, cybersecurity and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries. Any failure or perceived failure by us to comply with our privacy policies, our obligations to customers relating to privacy, cybersecurity or data protection, any statements or commitments we make regarding privacy, data protection, cybersecurity or the processing of customer data or other data, or our other policies or obligations relating to privacy, cybersecurity or data protection, or any actual or perceived security breach or incident or other cybersecurity compromise, including any such compromise that results in the loss or unavailability of data, unauthorized access to, or use, alteration, disclosure or other processing of data, may result in governmental investigations and enforcement actions, claims, demands and litigation, negative publicity, harm to our reputation, and could cause a loss of customers and harm our ability to attract new customers, any or all of which could have an adverse effect on our business, operating results and financial condition.

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

The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. The laws and regulations governing the Internet are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. For example, in January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the FCC’s 2024 order that had reinstated the FCC’s 2015 net neutrality rules that had prohibited broadband providers from impeding access to most content or otherwise unfairly discriminating against content providers like us, and had also prohibited Internet service providers from entering into arrangements with specific content providers for faster or better access over their data networks. The FCC’s 2015 net neutrality rules had previously been repealed in 2018 by the then-Republican led FCC, and it is unlikely significant federal net neutrality rules will be adopted during the second Trump administration beyond those intended to preempt state regulation.

Moreover, at the state level, several states such as California have enacted or are considering state-level legislation or executive action that would implement certain net neutrality protections, including some that go beyond those established in the FCC’s 2015 net neutrality order (for example, restrictions on “zero-rating,” the practice whereby an Internet service provider exempts certain Internet traffic from a customer’s data cap). State broadband regulations have been upheld by courts in certain jurisdictions, creating the potential for a patchwork of disparate regulatory regimes whereby broadband Internet access providers may be able to block or throttle content, or charge or services or increase fees in some jurisdictions but not others, which could result in increased costs to us and/or our users, impair our ability to attract new users and materially and adversely affect our business and opportunities for growth.

We cannot predict the further actions Congress, the FCC or states may take, or whether state net neutrality laws will be modified, overturned or vacated by legal action, federal legislation or the FCC, or the degree to which further regulatory action or inaction may adversely affect our business. However, without federal net neutrality rules, broadband Internet service providers may be able to limit our customers’ ability to access our platform or make our platform a less attractive alternative to our competitors’ offerings. Additionally, while the EU requires equal access to Internet content, under its Digital Single Market initiative the EU may impose additional requirements that could increase our costs. If the FCC, EU or other authorities impose rules directly or inadvertently impose costs on online providers like us, our expenses may increase. Were any of these outcomes to occur, our ability to retain existing customers or attract new customers may be impaired, our costs may increase and our business may be significantly harmed.

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

As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention might be diverted from other business concerns, which could adversely affect our business, operating results and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we expect that we will need to hire more employees in the future or engage outside consultants, or both, which will increase our operating expenses.

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

We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in applicable tax laws and regulations, as well as other factors, including the possibility of retroactive effect, could cause us to experience fluctuations in our tax obligations and effective tax rates and could affect our tax positions and/or our tax liabilities. For example, beginning in 2022, the Internal Revenue Code eliminated the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen tax years, respectively. Additionally, recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and use foreign tax credits, as well as changes to U.S. tax laws that might be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities might increase our worldwide effective tax rate and adversely affect our operating results and financial condition. There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. While some countries, including certain members of the EU, among other jurisdictions, have issued laws and regulations to conform to this regime that became effective as of January 1, 2024, we have determined that we are not yet subject to Pillar Two rules. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two rules may have on our business, operating results and financial condition. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures create additional uncertainty and may adversely impact our business. If these proposals or other unanticipated proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.

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

As a result of the exchanges or redemptions made under our structure, we might incur a TRA liability. We do not expect to record a TRA liability until the tax benefits associated with the exchanges or redemptions are more-likely-than-not to be realized. We estimate that the total unrecorded TRA liability that could result from past exchanges and redemptions as of December 31, 2024 is approximately $136.6 million. For additional information, see Note 8, “Income Taxes” to our audited consolidated financial statements included in Part II, Item 8 of this report.

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

Our Class C common stock has ten votes per share, our Class D common stock has ten votes per share and our Class A common stock, which is our publicly traded stock, has one vote per share. As of February 24, 2025, the holders of our Class C common stock and our Class D common stock, including KKR (which is one of the TRA Members entitled to the payments under the TRA) and our co-founder and chief executive officer, collectively hold more than 95% of the voting power of our outstanding capital stock. As a result, the holders of our Class C common stock and our Class D common stock have the ability to control or significantly influence any action requiring approval of our stockholders, including the election and removal of our directors, amendments to our certificate of incorporation and bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change in control of our company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of other stockholders. In addition, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). This concentration of voting power with the holders of our Class C common stock and our Class D common stock, and KKR’s director nomination rights, may have a negative impact on the price of our Class A common stock.

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

Further, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). In addition, the stockholders’ agreement provides that so long as KKR owns at least 25% of our outstanding common stock, KKR’s consent will be required for us to enter into any transaction or agreement that results in a change in control, and for the termination, hiring or appointment of our chief executive officer. As of the date of this report, five of eight members of our board of directors are nominated by KKR pursuant to the stockholders’ agreement, and KKR continues to control decisions on all matters requiring board approval and our operations and policies, including the appointment of management, future issuances of our Class A common stock or other securities (but not cash redemptions of KKR’s LLC Units, which must be approved by the Disinterested Majority), the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our governing documents and entering into extraordinary transactions, including, generally, a sale of our company (which could trigger the acceleration of the TRA payments to the TRA Members, including KKR). The interests of KKR may not in all cases be aligned with our or our Class A common stockholders’ interests.

KKR might also have conflicting interests with us or our Class A common stockholders because it holds a portion of its ownership interest in our business through OneStream Software LLC. For example, KKR might have different tax positions from us which could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the TRA, and whether and when we should terminate the TRA and accelerate our obligations thereunder. The structuring of future transactions might take into consideration KKR’s tax or other considerations even where no similar benefit would accrue to us or holders of our Class A common stock.

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

As of February 24, 2025, an aggregate of 63,929,619 shares of Class D common stock are issuable upon the redemption of LLC Units held by the Continuing Members (and the cancelation of an equal number of shares of Class C common stock held by them), subject to the conditions set forth in the Amended LLC Agreement, and such shares of Class D common stock are in turn convertible into shares of our Class A common stock on a one-for-one basis. In addition, as of February 24, 2025, an aggregate of 101,651,168 shares of outstanding Class D common stock are likewise convertible into shares of our Class A common stock on a one-for-one basis.

Under our registration rights agreement, as of February 24, 2025, the holders of an aggregate of 126,002,507 shares of our Class C common stock and Class D common stock, and their permitted transferees, have the right, subject to the conditions set forth in the registration rights agreement, to require us to file registration statements covering the resale of up to 126,002,507 shares of Class A common stock issuable upon exchange or conversion of such outstanding shares of our other series of common stock and redemption or exchange of accompanying LLC Units, as applicable, or to include their shares in registration statements that we might file for ourselves or our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

As part of our overall approach to integrated risk management, we have established an information security program that includes policies, processes, and organizations to assess, identify and manage risk from information security threats, including cybersecurity threats, and including risks related to third parties, such as partners, vendors, and suppliers. The program also includes an incident response plan that is designed to provide controls and procedures for responding to cybersecurity or other security incidents. We have established an Information Security team that is responsible for overseeing the program across the Company, including with respect to information, personnel, and facilities. The Information Security team is led by our Chief Information Security Officer, or CISO, who coordinates with other departments in areas such as facilities, physical security, operations, data protection, information technology, product development, finance, legal and compliance.

Regular assessments and reviews, through both internal and external experts, are conducted on OneStream information assets and networks, including systems, devices, applications, solutions and related computing resources, to evaluate potential risks and vulnerabilities, identify actions to be taken, and evaluate the effectiveness of our cybersecurity program. Risk management exercises occur regularly and in response to changes in Company operations, risk landscape, and threat actor activities, using tabletop exercises, threat modeling, risk forecasting, and other techniques to monitor and evaluate the sufficiency of our policies, processes and controls. Internal assessments occur based on results from risk management exercises, changes in infrastructure, cybersecurity risks, threat actor activity, and in response to other internal or external events. External assessments are conducted by third-party assessors, consultants or auditors, as relevant, and occur regularly in order to maintain our certifications and accreditations with certain compliance regimes (for example, FedRAMP). Additionally, the Company utilizes third-party software, services and providers in our cybersecurity program in furtherance of our security processes such as endpoint security, threat intelligence, cloud security, and authentication services.

We also provide employees with policies and training in areas such as ethics, information security, social engineering, data protection, and compliance, and with regular updates on the cybersecurity program and potential threats.

We are aware of the risks associated with engaging third-party service providers and other third parties. We have implemented risk-based processes to oversee and manage these risks, including, where appropriate, contractual requirements to implement technical, administrative, cybersecurity, and physical measures to protect the security and confidentiality of OneStream information (including customer information), and to notify the Company promptly of relevant security incidents. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

We face a number of cybersecurity risks in connection with our business. To date, our business, operating results and financial condition have not been materially affected by cybersecurity incidents. For additional information, please refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K, including the risk factors under the section titled “Risk Factors—Risks Related to our Technology and Intellectual Property.”

Governance

Management is responsible for the day-to-day management of risks we face, including risks related to cybersecurity. Primary responsibility for our cybersecurity program is assigned to our CISO, who joined OneStream in May 2017 and has served as our CISO since December 2020. He has over 28 years of cybersecurity experience in the commercial and government sectors and works directly with the Information Security team to oversee and implement our cybersecurity program, including the policies and processes described in “Risk Management and Strategy” above. Our CISO reports directly to our Chief Risk Officer, or CRO. The CISO and the CRO both participate in regular meetings of our Operations and Risk Committee, a management committee which monitors risks across the Company, including cybersecurity and other information security risks.

Our board of directors, which has overall responsibility for enterprise risk management, has delegated to our audit committee primary oversight of cybersecurity risks and the processes to manage them. The audit committee regularly reviews and discusses with our CISO, CRO, and other senior management our policies and processes designed to identify, monitor and address enterprise risks, including risks from cybersecurity threats and incidents. Material cybersecurity threat risks are also considered during board of directors and audit committee meeting discussions of matters like enterprise risk management, operational budgeting, business continuity planning, and other relevant matters. In addition, at least annually, our board of directors discusses our programs and policies related to cybersecurity and considers them from a risk management perspective and as part of OneStream’s business strategy.

As our Information Security team monitors the security and effectiveness of our policies and processes, they also work to keep the CISO, CRO and other members of leadership informed of critical incidents, process updates, or other material details, in accordance with our internal reporting structure. Depending on the nature and severity of an incident, this reporting structure provides for escalating notification to our CEO and the board of directors.

Item 2. Properties.

Our corporate headquarters occupies approximately 23,500 square feet in Birmingham, Michigan under a lease that expires in 2032. In addition, we lease offices in cities across the United States and around the world, including in Australia, Europe and Singapore.

We believe that our current facilities are suitable and adequate to meet our immediate needs with the potential to accommodate expansion. We intend to add new facilities or expand our existing facilities as needed and we believe that suitable additional or substitute space will be available as needed.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our Class A common stock commenced trading on the Nasdaq Global Select Market under the symbol “OS” on July 24, 2024. Prior to this time, there was no public market for our Class A common stock. There is no established trading market for our Class B common stock, Class C common stock or Class D common stock.

Holders of Record

As of February 24, 2025, there were approximately five stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. As of February 24, 2025, we also had 32 holders of record of our Class C common stock and 38 holders of record of our Class D common stock.

Dividend Policy

We have no current plans to pay dividends on our Class A common stock or Class D common stock. Holders of our Class B common stock or Class C common stock do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution, or winding up of OneStream, Inc., with respect to their Class B common stock or Class C common stock. The declaration, amount, and payment of any future dividends on shares of Class A common stock or Class D common stock is at the sole discretion of our board of directors, and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no unregistered equity securities sold from July 24, 2024 to December 31, 2024, and no material change in the expected use of the net proceeds from our IPO, other than as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be“filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index through December 31, 2024, assuming an initial investment of $100 at the market close on July 24, 2024, the date our stock commenced trading on the Nasdaq Global Select Market. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

	7/24/2024	7/31/2024	8/31/2024	9/30/2024	10/31/2024	11/30/2024	12/31/2024
OneStream, Inc.	100.00	103.72	115.46	126.26	109.94	111.32	106.22
S&P 500	100.00	101.22	103.67	105.89	104.93	111.09	108.44
S&P 500 Information Technology	100.00	97.91	99.14	101.61	100.62	105.31	106.52

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

A discussion of changes in our results of operations from 2022 to 2023 and a discussion of our liquidity and capital resources for 2022 has been omitted from this report but may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of the Years Ended December 31, 2022 and 2023” and “—Liquidity and Capital Resources—Cash Flows” included in the final prospectus for the IPO, dated July 23, 2024 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on July 24, 2024.

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

We generate the substantial majority of our revenue from the sale of access to our platform, either pursuant to SaaS contracts that we account for as subscription revenue or pursuant to perpetual or term‑based software licenses that we account for as license revenue. Subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We refer to these revenue streams collectively as software revenue, which represented 94%, 92% and 88% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Software revenue is driven primarily by our number of customers, the number of users at each customer, the price of subscriptions and user licenses and renewal rates.

Since 2023, customers on SaaS contracts accounted for the majority of our total revenue and more than 90% of our new customers have been on SaaS contracts. Prior to the third quarter of 2020 when we introduced our current SaaS-based model, we sold access to our platform on a perpetual or term-based license basis. We expect revenue from SaaS contracts to contribute an increasing portion of total revenue over time, but we may continue to offer licenses to certain customers in limited circumstances, such as government agencies or large enterprises in heavily regulated industries. A majority of our SaaS contracts and term‑based licenses have three-year terms, although terms currently range from less than one year up to ten years. Most of our contracts are non-cancellable. We had $1,103.9 million and $897.7 million in remaining performance obligations as of December 31, 2024 and 2023, respectively, consisting of both billed and unbilled consideration.

We also generate revenue from the sale of professional services, including consulting, implementation and configuration services and training, but we are increasingly leveraging our partners to provide these services. Professional services represented 6%, 8% and 12% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

We generate the majority of our total revenue from customers located in the United States; however, revenue generated from customers outside of the United States accounted for 32%, 30% and 27% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively, and we are focused on growing our international business.

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

In addition, we have a strong ecosystem of more than 300 go-to-market, implementation and development partners globally. Our partners serve as a significant source of lead generation and provide us with a network of trained and OneStream-certified implementation professionals. For example, we partner with boutique consulting firms and dedicated teams within larger consulting firms that have built their entire services practices around designing and implementing the OneStream platform for their clients. We also collaborate with global strategic consulting firms and global systems integrators, such as Accenture, IBM, KPMG and PwC, which introduce our platform to their clients as part of large-scale digital transformation projects as well as finance and business projects where our platform can help accelerate business initiatives and improve user experience. Our partnerships and relationships with global systems integrators have played an increasingly meaningful role in our recent growth and we expect that trend to continue. We intend to make additional investments in training and cultivating relationships with partners.

On top of our core solutions, we offer a growing number of OneStream- and third-party-developed applications through the OneStream Solution Exchange. These applications extend the value of our platform beyond core financial reporting and planning for the Office of the CFO out to the operational edge, powering workflows for a diverse set of business users, including finance, sales, marketing, operations, human resources and IT professionals. The OneStream Solution Exchange includes both applications available to our customers at no additional cost, as well as fee-based applications built by us or our partners.

Our business model centers on maximizing the lifetime value of a customer relationship. We recognize revenue from our SaaS contracts ratably over the term of the subscription period. We recognize the majority of the revenue from our term-based and perpetual licenses when our software is first made available to the customer or upon commencement of the license term, if later, and the remainder is attributable to maintenance and support fees recognized ratably over the contract term. In general, customer acquisition costs and other up-front costs associated with acquiring new customers are much higher in the first year of the contract, though sales commissions for SaaS agreements and sales commissions allocated to customer maintenance and support for licensed software are amortized over a five-year period. Over the lifetime of the customer relationship, we also incur sales and marketing costs related to upselling and expanding the number of users accessing our platform. However, these costs, as a percentage of revenue, are significantly less than those initially incurred to acquire the customer. As a result, the profitability of a customer to our business in any particular period depends in part on how long a customer has been a subscriber and the degree to which it has expanded the number of users of our platform.

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

Recent Developments

Initial Public Offering

On July 23, 2024, our registration statement on Form S-1 (File No. 333-280573) related to our IPO was declared effective by the SEC, and our Class A common stock began trading on the Nasdaq Global Select Market, or the Nasdaq, under the ticker symbol “OS” on July 24, 2024. Our IPO was completed on July 25, 2024. For additional information, see Note 1, “Organization and Description of Business” to our audited consolidated financial statements included in Part II, Item 8 of this report.

Reorganization Transactions

The results of operations discussed in this report include those of OneStream Software LLC prior to the completion of the Reorganization Transactions and that of OneStream, Inc., including OneStream Software LLC, following the completion of the Reorganization Transactions. As a result, the consolidated financial data may not give you an accurate indication of what our actual results would have been if the Reorganization Transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. For additional information, see Note 1, “Organization and Description of Business” to our audited consolidated financial statements included in Part II, Item 8 of this report.

Secondary Offering

In November 2024, we and certain selling stockholders completed a secondary offering of 17,250,000 shares of Class A common stock, inclusive of the underwriters’ exercise in full of their option to purchase additional shares of Class A common stock, at a public offering price of $31.00 per share, net of underwriting discounts and commissions. We paid the offering expenses associated with the sale of shares by the selling stockholders, excluding underwriting discounts and commissions. All of the net proceeds to us from the offering were used to purchase issued and outstanding LLC Units (and purchase and cancel an equal number of shares of Class C common stock) from KKR Dream Holdings LLC as part of a non-dilutive “synthetic secondary” transaction. We did not retain any of the proceeds from the sale of shares in the offering.

Exchanges and Redemptions of LLC Units

In December 2024, separate from the exchanges and redemptions completed in connection with the Secondary Offering, certain Continuing Members redeemed 2,840,662 LLC Units, along with their corresponding shares of Class C common stock, in exchange for an equal number of shares of Class D common stock, which were all subsequently converted into Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the exchanged shares of Class C common stock were cancelled.

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

Customer Success

Our ability to drive growth and generate incremental revenue depends heavily on our ability to retain our customers and increase their use cases and number of users of our platform. Our goal is 100% customer success and it drives everything we do. In addition, many of our customers serve as references for potential new customers, driving future revenue growth. We allocate our customer success and customer support resources to align with maximizing the retention and expansion of our subscription revenue. We also leverage our network of implementation partners that provide trained and OneStream-certified implementation professionals to drive customer success.

Expansion Within Our Existing Customer Base

Many of our customers initially deploy our platform for specific use cases and users, often within the finance organization. Our initial contract values, which tend to be high relative to many in our industry, reflect the comprehensive nature of our platform and the fact that its deployment allows customers to replace multiple legacy systems. Once customers realize the benefits and wide applicability of our platform, they typically phase in implementation of additional core solutions and applications for new use cases and additional users, including those outside the finance organization. As our customer base continues to expand, every successful adopter of our platform is an opportunity to add more use cases and users and generate incremental revenue. We therefore continue to invest in our customer success efforts to help our customers realize the full potential of our platform and thereby expand the use cases and number of users of our platform over time.

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

International Expansion

Revenue generated from customers outside of the United States accounted for 32%, 30% and 27% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. In addition to our offices and customers throughout the United States, we maintain offices in Australia, Europe and Singapore, and our customers are located in approximately 45 countries. We believe there is a significant opportunity to grow our international business and plan to continue to invest in personnel, office space, marketing and data center capacity to support our international growth.

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

Mix of Subscription Revenue and License Revenue

Our total revenue is affected by changes in the mix of our subscription revenue and license revenue. For the year ended December 31, 2024, subscription revenue and license revenue represented 87% and 6% of our total revenue, respectively, compared to 81% and 11%, respectively, for the year ended December 31, 2023 and 70% and 18%, respectively, for the year ended December 31, 2022. We generate the substantial majority of our revenue from the sale of access to our platform, primarily pursuant to SaaS contracts that we account for as subscription revenue.

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

Equity-Based Compensation Expense

In connection with the Reorganization Transactions, we amended outstanding common unit options granted under the 2019 Common Unit Option Plan, or the 2019 Plan, to remove a forfeiture provision, which we refer to as the Option Modification. Prior to the IPO, we had not recognized equity-based compensation expense for these outstanding options because they were subject to such forfeiture provision. Upon completion of the Reorganization Transactions, we recognized equity-based compensation expense for the options granted under the 2019 Plan that had vested prior to that date, and, through the end of 2024, we continued to recognize equity-based compensation expense for the options that have continued to vest. For additional information, see Note 11, “Equity-Based Compensation” to our audited consolidated financial statements included in Part II, Item 8 of this report.

Key Metrics

We monitor the key business metrics set forth in the table below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

	As of December 31,
	2024	2023	2022
Annual recurring revenue (in millions)	$568.1	$460.4	$335.9
Year-over-year growth	23%	37%	50%
Total customers	1,601	1,388	1,148

Annual Recurring Revenue

We believe that ARR is a key metric to measure our business performance because it is driven by our ability to acquire new customers and to maintain and expand our relationship with existing customers. We define ARR as contractually committed annual recurring revenue, which we calculate as annualized software revenue, as of a measurement date, that will be recognized from a contract assuming any contract expiring in the next 12 months is renewed at the rate prevailing in the final month of the contract. If, however, we determine that a contract will be cancelled or reduced, we exclude the cancelled or reduced contract from our calculation of ARR. Our calculation of ARR does not give effect to the impact of any anticipated future price increases. With respect to software revenue from customers with perpetual licenses, only the associated annual maintenance fees are included in our calculation of ARR.

ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations computed or disclosed in accordance with GAAP and is not intended to be combined with or to replace any of those items. Specifically, the manner in which we define ARR has the effect of normalizing the impact of revenue recognition for term-based license agreements. ARR is calculated based upon annualized contract value and not actual GAAP revenue. For perpetual and term-based licenses, we recognize the majority of the total contract value upon delivery, with the remainder attributable to maintenance and support fees that are recognized ratably over the contract term. Annualizing actual GAAP revenue for any particular period could result in a meaningful difference from our ARR calculation, particularly when we are experiencing increases or decreases in the mix of multi-year term-based licenses. In addition, under certain SaaS contracts, customers may contractually increase the number of users over time, particularly for larger or more complex deployments. For such contracts, the amount of revenue recognized may be lower than ARR as ARR reflects the annualized software revenue, as of a measurement date, that will be recognized assuming any contract expiring in the next 12 months is renewed at the rate prevailing in the final month of the contract, and therefore revenue may grow more slowly than ARR. ARR is not a forecast and the active contracts at the date used in calculating ARR may or may not be extended by our customers. Our ARR growth is also subject to foreign currency risk. Changes in foreign currency exchange rates can result in fluctuations in our ARR balances and impact our year-over-year ARR growth.

Total Customers

We believe that our ability to expand our customer base is an indicator of our market penetration, the growth of our business and future revenue. We define a customer as an entity with an active contract as of the measurement date. Organizations with multiple divisions, segments or subsidiaries may be counted as multiple customers. For the years ended December 31, 2024, 2023 and 2022, none of our customers accounted for more than 5% of our total revenue.

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

Gross Profit and Gross Margin; Software Gross Profit and Software Gross Margin

Gross profit equals revenue less cost of revenue, and gross profit as a percentage of total revenue is referred to as gross margin. Our software gross profit, which equals our software revenue less subscription costs, was $347.0 million, $269.3 million and $198.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our gross margin was 63%, 69% and 67% for the years ended December 31, 2024, 2023 and 2022, respectively, while our software gross margin, which is our software gross profit as a percentage of software revenue, was 75%, 78% and 81% for the years ended December 31, 2024, 2023 and 2022, respectively. Gross margin and software gross margin have been and will continue to be affected by various factors, including the mix between revenue from SaaS contracts and term-based licenses, the timing of our acquisition of new customers and the renewal of and expansion of sales to existing customers, support and maintenance, the costs associated with operating our platform, the extent to which we expand our customer support team, the recognition of equity-based compensation and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. In addition, we have benefited from a hybrid approach where we have evolved our cloud computing contracts and model to enable more flexibility with our cost structure and improved efficiency of our offering. We expect our gross profit and software gross profit to increase in absolute dollars as total revenue and software revenue increases.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenues:
Subscription	$428,150	$302,923	$195,074
License	31,779	40,518	50,450
Professional services and other	29,478	31,480	33,800
Total revenue	489,407	374,921	279,324
Cost of revenues:
Subscription(1)	112,914	74,146	47,556
Professional services and other(1)	66,415	40,356	44,954
Total cost of revenue	179,329	114,502	92,510
Gross profit	310,078	260,419	186,814
Operating expenses:
Sales and marketing(1)	328,843	175,795	153,283
Research and development(1), (2)	156,812	55,289	43,132
General and administrative(1)	143,951	59,847	49,684
Total operating expenses	629,606	290,931	246,099
Loss from operations	(319,528)	(30,512)	(59,285)
Interest income (expense), net	14,248	4,062	(53)
Other income (expense), net	498	(1,065)	(5,469)
Loss before income taxes	(304,782)	(27,515)	(64,807)
Provision for income taxes	1,877	1,416	659
Net loss	$(306,659)	$(28,931)	$(65,466)
Less: Net loss attributable to non-controlling interests	(90,458)	—	—
Net loss attributable to OneStream, Inc.	$(216,201)	$(28,931)	$(65,466)

(1)
Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of subscription	$5,939	$—	$—
Cost of professional services and other	24,871	15	78
Sales and marketing	135,215	3,938	2,847
Research and development	77,926	518	812
General and administrative	72,446	3,799	4,526
Total equity-based compensation	$316,397	$8,270	$8,263
(2)
Amounts include certain expenses incurred with related parties. See Note 14 to our audited consolidated financial statements included in Part II, Item 8 in this report.

The following table presents the components of our results of operations for the periods presented as a percentage of total revenue:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Subscription	87%	81%	70%
License	6	11	18
Professional services and other	6	8	12
Total revenue	100	100	100
Cost of revenues:
Subscription	23	20	17
Professional services and other	14	11	16
Total cost of revenue	37	31	33
Gross margin	63	69	67
Operating expenses:
Sales and marketing	67	47	55
Research and development	32	15	15
General and administrative	29	16	18
Total operating expenses	129	78	88
Loss from operations	(65)	(8)	(21)
Interest income (expense), net	3	1	—
Other income (expense), net	—	—	(2)
Loss before income taxes	(62)	(7)	(23)
Provision for income taxes	—	1	—
Net loss	(63)%	(8)%	(23)%
Less: Net loss attributable to non-controlling interests	(18)	—	—
Net loss attributable to OneStream, Inc.	(44)%	(8)%	(23)%

* Totals of percentages may not sum due to rounding.

Comparison of the Years Ended December 31, 2024 and 2023

Revenues

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Subscription	$428,150	$302,923	41%
License	31,779	40,518	(22)
Professional services and other	29,478	31,480	(6)
Total revenue	$489,407	$374,921	31

Total revenue was $489.4 million for the year ended December 31, 2024 compared to $374.9 million for the year ended December 31, 2023, an increase of $114.5 million, or 31%.

Subscription revenue was $428.2 million, or 87% of total revenue, for the year ended December 31, 2024 compared to $302.9 million, or 81% of total revenue, for the year ended December 31, 2023. The increase of $125.2 million, or 41%, in subscription revenue was primarily driven by the acquisition of new customers and existing customers expanding their use of our platform.

License revenue was $31.8 million, or 6% of total revenue, for the year ended December 31, 2024 compared to $40.5 million, or 11% of total revenue, for the year ended December 31, 2023. The decrease of $8.7 million, or 22%, in license revenue was primarily driven by our continued shift to a SaaS-based model from our license-based model. We generated the majority of our revenue for the years ended December 31, 2024 and 2023 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $29.5 million, or 6% of total revenue, for the year ended December 31, 2024 compared to $31.5 million, or 8% of total revenue, for the year ended December 31, 2023. The decrease of $2.0 million, or 6%, was primarily driven by our strategy of leveraging our growing partner network to provide implementation services and timing of our customers’ implementation projects.

Cost of Revenues

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Subscription	$112,914	$74,146	52%
Professional services and other	66,415	40,356	65
Total cost of revenue	$179,329	$114,502	57

Total cost of revenue was $179.3 million for the year ended December 31, 2024 compared to $114.5 million for the year ended December 31, 2023, an increase of $64.8 million, or 57%.

Cost of subscription revenue was $112.9 million for the year ended December 31, 2024 compared to $74.1 million for the year ended December 31, 2023, an increase of $38.8 million, or 52%. The increase in cost of subscription revenue was primarily due to an increase in third-party direct server and cloud storage costs of $26.5 million to accommodate higher customer demand, an increase in employee compensation costs of $9.3 million, driven by equity-based compensation expense of $5.9 million, primarily related to the Option Modification and higher headcount, and an increase in outside services and subscriptions of $2.6 million.

Cost of professional services and other revenue was $66.4 million for the year ended December 31, 2024 compared to $40.4 million for the year ended December 31, 2023, an increase of $26.1 million, or 65%. The increase in cost of professional services and other revenue was primarily due to an increase in employee compensation costs of $25.2 million, driven by equity-based compensation expense of $24.9 million, primarily related to the Option Modification.

Gross Profit and Gross Margin

	Year Ended December 31,
	2024	2023	% Change
	(dollars in thousands)
Software gross profit	$347,015	$269,295	29%
Professional services and other gross loss	(36,937)	(8,876)	NM
Total gross profit	$310,078	$260,419	19
Software gross margin	75%	78%
Professional services and other gross margin	(125)	(28)
Total gross margin	63	69

NM = Not Meaningful.

Gross profit was $310.1 million for the year ended December 31, 2024 compared to $260.4 million for the year ended December 31, 2023, an increase of $49.7 million, or 19%. The increase in gross profit was primarily the result of the acquisition of new customers and existing customers expanding their use of our platform, partially offset by an increase in equity-based compensation expense of $30.8 million, primarily related to the Option Modification.

Gross margin was 63% for the year ended December 31, 2024 compared to 69% for the year ended December 31, 2023. The decrease in gross margin was primarily driven by the increase in equity-based compensation expense related to the Option Modification and sales mix.

Operating Expenses

	Year Ended December 31,
	2024	2023	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$328,843	$175,795	NM
Research and development	156,812	55,289	NM
General and administrative	143,951	59,847	NM
Total operating expenses	$629,606	$290,931	NM
Percentage of total revenue:
Sales and marketing	67%	47%
Research and development	32	15
General and administrative expenses	29	16

NM = Not Meaningful.

Sales and Marketing

Sales and marketing expenses were $328.8 million for the year ended December 31, 2024 compared to $175.8 million for the year ended December 31, 2023, an increase of $153.0 million. The increase was primarily driven by an increase in employee compensation costs of $140.4 million, related to higher equity-based compensation expense of $131.3 million, primarily related to the Option Modification, and higher headcount, and increases in outside services and software subscriptions of $11.4 million.

Research and Development

Research and development expenses were $156.8 million for the year ended December 31, 2024 compared to $55.3 million for the year ended December 31, 2023, an increase of $101.5 million. The increase was primarily driven by an increase in employee compensation costs of $95.6 million, related to higher equity-based compensation expense of $77.4 million, primarily related to the Option Modification, and higher headcount, and increases in outside services and software subscriptions of $2.4 million.

General and Administrative

General and administrative expenses were $144.0 million for the year ended December 31, 2024 compared to $59.8 million for the year ended December 31, 2023, an increase of $84.1 million. The increase was primarily driven by an increase in employee compensation costs of $77.2 million related to higher equity-based compensation expense of $68.6 million, primarily related to the Option Modification, and higher headcount, non-capitalizable IPO-related costs incurred in 2024 of $5.4 million and costs related to the Secondary Offering of $1.3 million.

Other Income and Expenses

Interest Income, Net

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Interest income, net	$14,248	$4,062	NM

NM = Not Meaningful.

Interest income, net was $14.2 million for the year ended December 31, 2024 compared to $4.1 million for the year ended December 31, 2023, an increase of $10.2 million. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income (Expense), Net

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Other income (expense), net	$498	$(1,065)	NM

NM = Not Meaningful.

Other income, net was $0.5 million for the year ended December 31, 2024 compared to other expense, net of $1.1 million for the year ended December 31, 2023. Other income, net of $0.5 million for the year ended December 31, 2024 consists primarily of the gain on remeasurement of the previously held equity interest in DataSense of $2.4 million, partially offset by losses from foreign currency translation. Other expense, net of $1.1 million for the year ended December 31, 2023 consists primarily of $3.0 million of previously capitalized deferred costs associated with our prior IPO process that were impaired in the first quarter of 2023, partially offset by gains on marketable equity securities of $1.2 million and gains from foreign currency translation.

Provision for Income Taxes

	Year Ended December 31,
	2024	2023	% Change
	(in thousands)
Provision for income taxes	$1,877	$1,416	33%

Provision for income taxes was $1.9 million for the year ended December 31, 2024 compared to $1.4 million for the year ended December 31, 2023, an increase of $0.5 million, or 33%. Provision for income taxes consists primarily of current income taxes in foreign and state jurisdictions.

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

There are limitations to the use of the non-GAAP financial measures presented in this report. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. Our non-GAAP financial measures should not be considered in isolation or as alternatives to loss from operations, net cash provided by (used in) operating activities or any other measure of financial performance calculated and presented in accordance with GAAP.

Non-GAAP Operating Income (Loss)

We define non-GAAP operating income (loss) as loss from operations adjusted for non-cash, non-operational and non-recurring items, including equity-based compensation expense, employer taxes on employee stock transactions, Secondary Offering costs and amortization of acquired intangible assets.

The principal limitation of non-GAAP operating income (loss) is that it excludes significant expenses and income that are required by GAAP to be recorded in our consolidated financial statements, including equity-based compensation expense, employer taxes on employee stock transactions, Secondary Offering costs and amortization of acquired intangible assets, that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP operating income (loss) to the most directly comparable GAAP financial measure for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Loss from operations	$(319,528)	$(30,512)	$(59,285)
Equity-based compensation expense	316,397	8,270	8,263
Employer taxes on employee stock transactions	2,297	—	—
Secondary Offering costs	1,325	—	—
Amortization of acquired intangible assets	733	—	—
Non-GAAP operating income (loss)	$1,224	$(22,242)	$(51,022)

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment.

The principal limitations of free cash flow are that it does not reflect our future capital commitments and it does not represent the total increase or decrease in our cash balance for a given period.

The following table provides a reconciliation of free cash flow to the most directly comparable GAAP financial measure for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$61,152	$21,265	$(32,941)
Purchases of property and equipment	(2,618)	(2,589)	(4,976)
Free cash flow	58,534	18,676	(37,917)
Net cash (used in) provided by investing activities	$(10,212)	$84,750	$34,877
Net cash provided by (used in) financing activities	$376,453	$(3,845)	$1,475

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception we have financed operations primarily through the sale of equity securities and payments received from our customers. As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $544.2 million, which were held primarily for working capital purposes, and the undrawn portion of our credit facility of $150.0 million. Our cash and cash equivalents consisted of money market funds and bank deposits. We believe our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our projected operating requirements and known contractual obligations for at least the next 12 months.

A substantial source of our cash is from our deferred revenue, as we generally invoice customers in equal annual installments at the beginning of each year within the contractual period. Deferred revenue, which is included on our consolidated balance sheets as a liability, consists of the unearned portion of billed fees for our subscriptions, which we recognize as revenue as our performance obligations are satisfied in accordance with our revenue recognition policy. As of December 31, 2024, we had deferred revenue of $243.8 million, of which $239.3 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

Credit Facility

In January 2020, we entered into a credit facility that allowed us to incur up to $50.0 million aggregate principal amount of revolver borrowings. In October 2023, we amended and restated our credit facility to, among other things, increase the borrowing capacity to $150.0 million and extend the revolving credit maturity date to October 27, 2028. As of December 31, 2024, we had no borrowings outstanding under our credit facility.

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

The credit facility is secured by substantially all our assets and contains certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens and the payment of dividends. We must also not permit the ratio of our indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and we are required to maintain $50.0 million in liquidity. We were in compliance with the covenants contained in the agreement as of December 31, 2024.

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

Cash Flows

The following table summarizes our cash flow activities for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$61,152	$21,265	$(32,941)
Net cash (used in) provided by investing activities	(10,212)	84,750	34,877
Net cash provided by (used in) financing activities	376,453	(3,845)	1,475

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024 of $61.2 million was the result of a net loss of $306.7 million and other noncash operating activities of $1.0 million, which were more than offset by noncash charges for equity-based compensation of $316.4 million, amortization of deferred commissions of $20.4 million, depreciation and amortization of $3.7 million and noncash operating lease expense of $2.9 million. Changes in working capital were favorable to cash flows from operating activities by $25.4 million primarily due to an increase in deferred revenue of $61.2 million and an increase in accounts payable of $16.5 million due to timing of payments to vendors, partially offset by an increase in deferred commissions of $27.1 million related to an increase in software sales, an increase in accounts receivable, net of $13.4 million, an increase in prepaid expenses and other assets of $9.3 million and a decrease in accrued and other liabilities of $2.6 million.

Net cash provided by operating activities for the year ended December 31, 2023 of $21.3 million was primarily due to a net loss of $28.9 million, which was offset by noncash charges for amortization of deferred commissions of $17.0 million, equity-based compensation of $8.3 million, depreciation and amortization of $2.9 million, noncash operating lease expense of $2.4 million, and other noncash operating activities of $3.2 million. Changes in working capital were favorable to cash flows from operating activities by $16.4 million primarily due to an increase in deferred revenue of $66.2 million due to increased customer billings, and an increase in accrued and other liabilities of $9.8 million, partially offset by an increase in deferred commissions of $26.4 million related to an increase in software sales, an increase in accounts receivable, net of $11.7 million, a decrease in accounts payable of $11.6 million and an increase in prepaid expenses and other assets of $9.9 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 of $10.2 million consisted of net cash used to acquire DataSense LLC of $7.6 million and purchases of property and equipment of $2.6 million, primarily related to leasehold improvements to support our expanding footprint.

Net cash provided by investing activities for the year ended December 31, 2023 of $84.8 million consisted of proceeds from the sale of marketable securities of $87.3 million, which was partially offset by purchases of property and equipment of $2.6 million, primarily related to leasehold improvements to support our expanding footprint and capitalized software costs.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 of $376.5 million consisted of $409.6 million in net proceeds from the IPO, $206.7 million in proceeds from the Secondary Offering and proceeds from option exercises of $29.0 million, partially offset by $263.4 million of cash used for the repurchase of LLC Units in the IPO Synthetic Secondary and Secondary Offering Synthetic Secondary and $5.4 million of payments of deferred offering costs.

Net cash used in financing activities for the year ended December 31, 2023 of $3.8 million consisted primarily of $3.5 million of repayments of borrowings on our credit facility and payments of deferred financing costs of $0.5 million in connection with the amendment of our credit facility, partially offset by $0.2 million in proceeds from the exercise of common unit options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024:

		Payments Due by Period
	Total	2025	2026 and 2027	2028 and 2029	2030 and thereafter
		(in thousands)
Operating lease obligations	$21,813	$4,149	$6,312	$4,840	$6,512
Purchase obligations	29,516	22,780	6,629	107	—
Total	$51,329	$26,929	$12,941	$4,947	$6,512

In addition to the contractual obligations included in the table above, in 2022 we entered into a five-year commercial agreement with a vendor pursuant to which we have committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement. In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of December 31, 2024, our total remaining commitment under this agreement was $227.2 million.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements and the related notes thereto included elsewhere in this report in conformity with GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience and business valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

We believe that the accounting policies described below involve a substantial degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2, “Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 in this report.

Revenue Recognition

We recognize revenue from contracts with customers using the five-step method described in Note 2 of the notes to our audited consolidated financial statements included in this report. Our contracts with customers often include promises to transfer multiple products and services to a customer. For these contracts, we account for individual performance obligations separately if they are distinct. Professional services, cloud computing services, the right to perpetual or term-based licenses and related post-contract customer support are distinct performance obligations that are accounted for separately. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on their relative standalone selling price. We determine standalone selling prices, or SSP, for all of our distinct performance obligations using observable inputs, such as standalone sales and historical contract pricing. SSP are consistent with our overall pricing objectives. SSP also reflect the amounts we would charge for performance obligations if they were sold separately in a standalone sale.

Deferred Commissions

We capitalize sales commissions that are incremental to the acquisition of customer contracts, which are then amortized over an estimated period of benefit of five years for SaaS contracts and 12 months for cloud computing contracts. Commissions incurred upon the initial acquisition of licensed software contracts are allocated in proportion to the allocation of the transaction price of the license and PCS performance obligations. Commissions allocated to the license are expensed at the time the license revenue is recognized, while commissions allocated to PCS are amortized over an estimated period of benefit of five years.

To determine the period of benefit of our deferred commissions, we evaluated the type of costs incurred, the nature of the related benefit and the specific facts and circumstances of our arrangements. We determined the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration our initial and renewal contractual terms, estimated renewal rates and the technological life of the platform and related significant features. We evaluate these assumptions on an annual basis and periodically review whether events or changes in circumstances have occurred that could impact the period of benefit.

The estimated period of benefit over which we amortize capitalized sales commissions is subject to uncertainty. If our estimated customer life, average contractual term for renewal contracts or the technological life of our platform should change, the amount of amortization recorded in a given period may also change. While the total amount of capitalized sales commissions would not be impacted by these assumptions, our future results of operations may be impacted due to the timing of amortization expense.

Equity-Based Compensation Expense

We have issued equity-based awards to employees in the form of restricted stock units and stock options, and, prior to the Reorganization Transactions, OneStream Software LLC issued common unit options and incentive compensation units. We account for equity-based awards based on their grant date fair values. Determining the grant date fair values of equity-based awards may require management to make assumptions and judgments. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions. As a result, if other assumptions are used, equity-based compensation costs could be materially impacted. Equity-based compensation expense is recognized on a straight-line basis for awards with service-only vesting conditions, whereas awards with performance conditions are recognized using the accelerated attribution method. Forfeitures are accounted for as they occur. See Note 11 to our audited consolidated financial statements included in Part II, Item 8 in this report for additional details.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, if any, refer to Note 2, “Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 in this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We face foreign currency risks related to our revenue, cost of revenue and operating expenses denominated in currencies other than the U.S. dollar. Because we translate foreign currencies into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, including the Euro, British Pound, Swiss Franc, Canadian Dollar, Swedish Krona, Australian Dollar, Mexican Peso, South African Rand, Danish Krone and Singapore Dollar, due to foreign operations and customer sales. We expect to continue to grow our foreign operations and customer sales. We benefit from the fact that the revenue we collect in each country in which we have operations is principally denominated in the same currency as the operating expenses we incur in that country, providing us with a natural hedge. Our international branches maintain certain asset and liability balances that are denominated in the functional currencies of these branches. Changes in the value of foreign currencies relative to the U.S. Dollar can result in fluctuations in our total assets, liabilities, revenue, operating expenses and cash flows.

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

Interest Rate Risk

As of December 31, 2024, we had $544.2 million of cash and cash equivalents, which consisted primarily of money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Borrowings on our credit facility incur interest at the rates described in the section titled “—Liquidity and Capital Resources—Credit Facility.” We do not believe that a hypothetical 10% change in interest rates would have had a material impact on our operating results or cash flows for the periods presented in this report.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OneStream, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneStream, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ / members’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Detroit, Michigan

February 27, 2025

ONESTREAM, INC.

Consolidated Balance SheetS

(in thousands, except share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$544,174	$117,087
Accounts receivable, net	129,014	107,308
Unbilled accounts receivable	23,294	31,519
Deferred commissions	20,682	17,225
Prepaid expenses and other current assets	20,202	13,098
Total current assets	737,366	286,237
Unbilled accounts receivable, noncurrent	800	2,009
Deferred commissions, noncurrent	44,228	41,030
Operating lease right-of-use assets	16,705	18,559
Property and equipment, net	10,084	10,266
Intangible assets, net	2,567	—
Goodwill	9,280	—
Other noncurrent assets	2,191	3,458
Total assets	$823,221	$361,559
Liabilities and stockholders’ / members’ equity
Current liabilities:
Accounts payable	$19,563	$8,274
Accrued compensation	27,543	22,436
Accrued commissions	9,007	10,158
Deferred revenue, current	239,291	177,465
Operating lease liabilities, current	3,237	2,505
Other accrued expenses and current liabilities	13,534	11,532
Total current liabilities	312,175	232,370
Deferred revenue, noncurrent	4,515	5,141
Operating lease liabilities, noncurrent	15,357	17,522
Other noncurrent liabilities	216	—
Total liabilities	332,263	255,033
Commitments and contingencies (Note 6)
Stockholders’ / members’ equity:
Members’ interest	—	281,306
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2024	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized, 51,456,091 shares issued and outstanding as of December 31, 2024	5	—
Class B common stock, $0.0001 par value, 300,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024	—	—
Class C common stock(1), $0.0001 par value, 300,000,000 shares authorized, 63,929,619 shares issued and outstanding as of December 31, 2024	6	—
Class D common stock(1), $0.0001 par value, 600,000,000 shares authorized, 122,196,307 shares issued and outstanding as of December 31, 2024	12	—
Additional paid-in capital	718,084	—
Accumulated other comprehensive loss	(599)	(625)
Accumulated deficit	(331,334)	(174,155)
Total stockholders’ equity attributable to OneStream, Inc. / members’ equity	386,174	106,526
Non-controlling interests	104,784	—
Total stockholders’ / members’ equity	490,958	106,526
Total liabilities and stockholders’ / members’ equity	$823,221	$361,559
(1)
Each share of Class C common stock is convertible at any time at the option of the holder into one share of Class B common stock, and each share of Class D common stock is convertible at any time at the option of the holder into one share of Class A common stock. Refer to Note 9 in the accompanying notes for details.

The accompanying notes are an integral part of these consolidated financial statements.

ONESTREAM, INC.

Consolidated StatementS of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Subscription	$428,150	$302,923	$195,074
License	31,779	40,518	50,450
Professional services and other	29,478	31,480	33,800
Total revenue	489,407	374,921	279,324
Cost of revenues:
Subscription	112,914	74,146	47,556
Professional services and other	66,415	40,356	44,954
Total cost of revenue	179,329	114,502	92,510
Gross profit	310,078	260,419	186,814
Operating expenses:
Sales and marketing	328,843	175,795	153,283
Research and development(1)	156,812	55,289	43,132
General and administrative	143,951	59,847	49,684
Total operating expenses	629,606	290,931	246,099
Loss from operations	(319,528)	(30,512)	(59,285)
Interest income (expense), net	14,248	4,062	(53)
Other income (expense), net	498	(1,065)	(5,469)
Loss before income taxes	(304,782)	(27,515)	(64,807)
Provision for income taxes	1,877	1,416	659
Net loss	$(306,659)	$(28,931)	$(65,466)
Less: Net loss attributable to non-controlling interests	(90,458)	—	—
Net loss attributable to OneStream, Inc.	$(216,201)	$(28,931)	$(65,466)
Net loss per share of Class A and Class D common stock–basic(2)	$(1.23)
Net loss per share of Class A and Class D common stock–diluted(2)	$(1.25)
Weighted-average shares of Class A and Class D common stock outstanding–basic(2)	163,469
Weighted-average shares of Class A and Class D common stock outstanding–diluted(2)	234,043

(1)
Amounts include certain expenses incurred with related parties. Refer to Note 14 in the accompanying notes for details.
(2)
Represents net loss per share of Class A common stock and Class D common stock and weighted-average shares of Class A common stock and Class D common stock outstanding for the period following the Reorganization Transactions as described in Note 1, Organization and Description of Business. Refer to Note 12, Net Loss per Share, in the accompanying notes for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

ONESTREAM, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(306,659)	$(28,931)	$(65,466)
Other comprehensive loss:
Foreign currency translation and other	26	(196)	462
Comprehensive loss	$(306,633)	$(29,127)	$(65,004)
Less: Comprehensive loss attributable to non-controlling interests	(90,477)	—	—
Comprehensive loss attributable to OneStream, Inc.	$(216,156)	$(29,127)	$(65,004)

The accompanying notes are an integral part of these consolidated financial statements.

ONESTREAM, INC.

Consolidated Statements of STOCKHOLDERS’ / Members’ Equity

(in thousands, except share/unit amounts)

		OneStream, Inc. Stockholders’ / Members’ Equity									Accumulated			Total
	Members’	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Non-controlling	Stockholders’ / Members’
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance as of December 31, 2022	$272,789	—	$—	—	$—	—	$—	—	$—	$—	$(429)	$(145,224)	$—	$127,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,931)	—	(28,931)
Equity-based compensation	8,270	—	—	—	—	—	—	—	—	—	—	—	—	8,270
Exercise of common unit options	247	—	—	—	—	—	—	—	—	—	—	—	—	247
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(196)	—	—	(196)
Balance as of December 31, 2023	$281,306	—	$—	—	$—	—	$—	—	$—	$—	$(625)	$(174,155)	$—	$106,526
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,644)	—	(14,644)
Equity-based compensation	4,928	—	—	—	—	—	—	—	—	—	—	—	—	4,928
Units issued in connection with acquisition	244	—	—	—	—	—	—	—	—	—	—	—	—	244
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(211)	—	—	(211)
Balance as of July 23, 2024	$286,478	—	$—	—	$—	—	$—	—	$—	$—	$(836)	$(188,799)	$—	$96,843
Effects of the IPO and Reorganization Transactions:
Effect of Reorganization Transactions	(286,478)	—	—	—	—	74,135,230	7	132,081,358	13	286,458	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	204,435	—	—	—	204,435
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	27,715,770	3	—	—	—	—	—	—	402,527	—	—	—	402,530
Stock option exercises	—	459,230	—	—	—	—	—	—	—	3,251	—	—	—	3,251
Repurchase of LLC Units	—	—	—	—	—	—	—	—	—	(56,663)	—	—	—	(56,663)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(262,603)	261	59,022	203,320	—
Activity subsequent to the IPO and Reorganization Transactions:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(201,557)	(90,458)	(292,015)
Equity-based compensation	—	—	—	—	—	—	—	—	—	101,551	—	—	5,483	107,034
Stock option exercises	—	3,185,565	—	—	—	—	—	—	—	25,740	—	—	—	25,740
Vesting of restricted stock units	—	4,864	—	—	—	—	—	—	—	—	—	—	—	—
Effects of Secondary Offering	—	17,250,000	2	—	—	(7,364,949)	(1)	(9,885,051)	(1)	12,309	19	—	(12,328)	—
Effect of exchange of Class C Common Stock	—	2,840,662	—	—	—	(2,840,662)	—	—	—	4,706	7	—	(4,713)	—
Foreign currency translation and other	—	—	—	—	—	—	—	—	—	(128)	(50)	—	(19)	(197)
Non-controlling interest adjustment for changes in proportionate ownership in OneStream Software LLC	—	—	—	—	—	—	—	—	—	(3,499)	—	—	3,499	—
Balance as of December 31, 2024	$—	51,456,091	$5	—	$—	63,929,619	$6	122,196,307	$12	$718,084	$(599)	$(331,334)	$104,784	$490,958

The accompanying notes are an integral part of these consolidated financial statements.

ONESTREAM, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(306,659)	$(28,931)	$(65,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,655	2,887	2,685
Noncash operating lease expense	2,908	2,433	2,171
Amortization of deferred commissions	20,440	16,977	14,746
Equity-based compensation	316,397	8,270	8,263
Other noncash operating activities, net	(980)	3,249	5,885
Changes in operating assets and liabilities:
Accounts receivable, net	(13,361)	(11,668)	(34,800)
Deferred commissions	(27,095)	(26,381)	(27,238)
Prepaid expenses and other assets	(9,277)	(9,971)	(19,040)
Accounts payable	16,546	(11,644)	3,912
Deferred revenue	61,199	66,233	54,650
Accrued and other liabilities	(2,621)	9,811	21,291
Net cash provided by (used in) operating activities	61,152	21,265	(32,941)
Cash flows from investing activities:
Purchases of property and equipment	(2,618)	(2,589)	(4,976)
Acquisition of business, net of cash acquired	(7,594)	—	—
Sales of marketable securities	—	87,339	41,300
Purchases of marketable securities	—	—	(1,447)
Net cash (used in) provided by investing activities	(10,212)	84,750	34,877
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	409,598	—	—
Repurchases of LLC Units	(263,372)	—	—
Payments of deferred offering costs	(5,437)	—	(1,919)
Proceeds from Secondary Offering	206,709	—	—
Proceeds from option exercises	28,955	247	—
Payments of deferred financing costs	—	(546)	—
Proceeds from borrowings on revolving credit facility	—	—	3,500
Repayments of borrowings on revolving credit facility	—	(3,500)	—
Principal payments on finance lease obligation	—	(46)	(106)
Net cash provided by (used in) financing activities	376,453	(3,845)	1,475
Effect of exchange rate changes on cash and cash equivalents	(306)	230	(201)
Net increase in cash and cash equivalents	427,087	102,400	3,210
Cash and cash equivalents - Beginning of period	117,087	14,687	11,477
Cash and cash equivalents - End of period	$544,174	$117,087	$14,687
Supplemental disclosures of cash flow information
Cash paid for interest	$1	$23	$38
Cash paid for income taxes	$1,714	$839	$1,207
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in liabilities	$220	$363	$198
Lease liabilities arising from obtaining right-of-use assets	$1,349	$6,861	$10,411
Deferred offering costs, accrued but unpaid	$1,763	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ONESTREAM, INC.

Notes to Consolidated Financial Statements

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

Reorganization Transactions

In connection with the IPO, the Company and OneStream Software LLC completed a series of organizational transactions (the Reorganization Transactions), including the following:

•
The amended and restated operating agreement of OneStream Software LLC was amended and restated (as further amended, the Amended LLC Agreement) to, among other things: (i) appoint the Company as the sole manager of OneStream Software LLC and (ii) effectuate the reclassification of all of the then-outstanding preferred units, common units and incentive compensation units (ICUs) of OneStream Software LLC into a single class of non-voting LLC Units. The then-outstanding preferred units and common units were reclassified into an equal number of LLC Units, and the 8,632,763 then-outstanding ICUs were reclassified into 6,591,178 LLC Units.
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

As the sole manager of OneStream Software LLC, the Company controls all of the business operations, affairs, and management of OneStream Software LLC. Accordingly, the Company consolidates the financial results of OneStream Software LLC and reports the non-controlling interests of the Continuing Members’ LLC Units on its consolidated balance sheets.

ONESTREAM, INC.

See Note 11 for information on the 2024 Equity Incentive Plan (the 2024 Plan) which became effective upon the IPO as well as the equity-based compensation charges recorded during the year ended December 31, 2024 in connection with the IPO.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the results of the Company and its wholly owned or controlled subsidiaries. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, OneStream, Inc. had no operations. All significant intercompany transactions and balances have been eliminated during consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying footnotes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Segment and Geographic Information

The Company operates in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (CODM), who, in the Company’s case, is the Chief Executive Officer (CEO), in deciding how to allocate resources and assessing performance. The Company’s CODM allocates resources and assesses performance based upon financial information on a consolidated basis, primarily using consolidated net income (loss) as the measure of profit or loss to make key operating decisions. Consolidated expense information, as presented on the consolidated statements of operations, is regularly provided to the CODM.

Revenue by geographic region, based on the physical location of the customer, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$334,746	$262,855	$202,533
Other	154,661	112,066	76,791
Total revenue	$489,407	$374,921	$279,324

No foreign country accounted for 10% or more of revenue during the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024 and 2023, 90% and 92% of the Company’s property and equipment, net was in the United States and the remaining 10% and 8% was in foreign countries, respectively.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is primarily their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable Consolidated Balance Sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a component of stockholders’ / members’ equity. Foreign currency transaction gains and losses are included within other income (expense), net in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company’s cash equivalents generally consist of amounts invested in money market funds. Cash equivalents are stated at fair value.

ONESTREAM, INC.

Fair Value Measurements

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1: Quoted prices in active markets for identical or similar assets and liabilities.

Level 2: Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Cash and cash equivalents are stated at fair value using Level 1 inputs. The fair value of accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate the carrying value because of their short-term nature.

Concentration of Risk and Significant Customers

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash deposits with high-quality financial institutions with investment-grade ratings. The majority of the Company’s cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation (FDIC) and may, at times, exceed FDIC limits.

No customer accounted for more than 10% of total revenue for the years ended December 31, 2024, 2023 and 2022, and no customer accounted for more than 10% of total accounts receivable as of December 31, 2024 and 2023.

The Company relies upon a limited number of third-party hosted cloud computing vendors to serve customers and operate certain aspects of its services, such as environments for production, and development usage. Given this, any disruption of or interference at the hosted infrastructure partners would impact the Company’s operations and the Company’s business could be adversely impacted.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight‑line method over the estimated useful lives of the assets, which is generally three to seven years for furniture and equipment. The cost of leasehold improvements is depreciated over the lesser of the length of the related lease or seven years. Costs of maintenance and repairs are charged to expense as incurred.

Capitalized Software Costs

The Company capitalizes certain qualifying internal-use software costs. Qualifying costs are capitalized, and amortization begins when the software is ready for its intended use. The Company capitalized $0.9 million, $1.2 million and $0.8 million of costs as internal-use software during the years ended December 31, 2024, 2023 and 2022, respectively. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the related software, which is generally three years. Amortization of internal-use software was $1.0 million for both the years ended December 31, 2024 and 2023, and $1.3 million for the year ended December 31, 2022.

The Company has not capitalized any material ongoing costs of developing software products to be sold to third parties. Capitalization of development costs to be sold to third parties is required upon the establishment of technological feasibility of the product. New product versions are released on a regular basis, and the time between establishing technological feasibility and product release is very short. As a result, amounts that would qualify for capitalization have not been significant.

ONESTREAM, INC.

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s IPO. During the year ended December 31, 2023, the Company abandoned its prior IPO preparations due to external market conditions and impaired $3.0 million of previously capitalized deferred offering costs. These costs were included in other income (expense) within the consolidated statement of operations for the year ended December 31, 2023. During the year ended December 31, 2024, the Company capitalized $7.2 million of offering costs related to the 2024 IPO, and after completion of the IPO, these costs were reclassified into stockholders’ equity as a reduction against the proceeds received from the IPO.

Revenue Recognition

Revenue related to contracts with customers is recognized in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon the transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Contracts with customers are generally non-cancellable and consideration paid by the customer for software licenses and services received from the Company is non-refundable. As such, the Company does not estimate an allowance for refunds of services.

Payment terms and conditions vary by contract type, although the Company’s terms generally include a requirement of payment within 30 to 60 days from the invoice date. In instances where the timing of revenue recognition differs from the timing of payment, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, not to receive financing from its customers or to provide customers with financing, such as in the case of a multi-year term-based software license agreement that is invoiced annually with the software license revenue recognized upfront.

The Company determines revenue recognition based on the following steps:

1.
Identification of the contract, or contracts, with the customer
2.
Identification of the performance obligations in the contract
3.
Determination of the transaction price
4.
Allocation of the transaction price to the performance obligations in the contract
5.
Recognition of the revenue when, or as, a performance obligation is satisfied

Subscription Revenue

Subscription revenue consists of revenue from software-as-a-service (SaaS), post-contract customer support (PCS), and cloud computing.

SaaS arrangements with customers provide the customer with continuous access to the Company’s hosted software platform over the contractual period. SaaS revenue is recognized ratably over the contract term beginning on the date access to the platform is provided, consistent with the transfer of control of the SaaS subscription to the customer.

Cloud computing service fees are paid by those customers who choose to install and access their licensed software on a month-to-month subscription to a cloud hosting service offered by the Company, rather than manage it themselves. The Company’s performance obligation is to provide cloud computing services on a consumption basis during the contract term and the consideration received is based on customer consumption. The Company invoices and recognizes revenue for cloud computing services on a monthly basis as the service is utilized.

PCS includes unspecified technical enhancements, customer support, and maintenance for licensed software. Revenue from PCS is recognized ratably over the contractual term of the arrangement, consistent with the pattern of benefit to the customer, beginning on the date the service is made available to the customer.

License Revenue

License revenue consists of license revenue from both the Company’s term-based and perpetual software licenses (collectively referred to herein as licensed software). The Company satisfies its performance obligation and recognizes revenue for licensed software

ONESTREAM, INC.

at the point in time when the customer is able to use and benefit from the software, which is generally when it is first made available to the customer or upon commencement of the license term, if later.

The typical length of a customer contract for term-based licensed software is three years and customers are generally invoiced in equal annual installments at the beginning of each year within the contractual period.

Professional Services and Other Revenue

Professional services and other revenue consist of fees associated with implementation and consulting services and training. Services do not result in significant customization of the software and are considered distinct. A substantial majority of the professional service contracts are provided on a time and materials basis and the related revenue is recognized as the service hours are performed. For time and materials projects, the Company invoices for services as the work is incurred.

Contracts with Multiple Performance Obligations

The Company has contracts with customers that contain multiple performance obligations that are distinct and are accounted for separately. For contracts with multiple performance obligations, such as licensed software sold with PCS, the transaction price is allocated to the separate performance obligations based on the relative stand‑alone selling price (SSP) of each distinct performance obligation.

The Company estimates SSP at contract inception considering all information that is reasonably available and is based on the amount of consideration for which the Company expects to be entitled in exchange for transferring the promised good or service to the customer. Judgment is required to determine the SSP for each distinct performance obligation. In instances where the SSP is not directly observable because the Company does not sell the product or service separately, the Company estimates the SSP considering market conditions, historical pricing relationships, peer data, industry data for similar products, and other observable inputs. For licensed software, the Company determines the pricing relationship between the licensed software and PCS by maximizing the use of observable inputs, which attributes the majority of the contract value to the licensed software and a minority to PCS.

Contract Modifications

In limited situations, the Company enters into agreements to modify previously executed contracts, which constitute contract modifications. The Company assesses each of these contract modifications to determine (i) if the additional products and services are distinct from the products and services in the original arrangement; and (ii) if the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services, as adjusted for contract-specific circumstances. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract, which the Company accounts for on either: (i) a prospective basis as a termination of the existing contract and the creation of a new contract; or (ii) a cumulative catch-up basis. Generally, the Company’s contract modifications meet both criteria and are accounted for as a separate contract, as adjusted for contract-specific circumstances.

ONESTREAM, INC.

Contract Balances

Accounts receivable are recorded at the invoice amount, net of allowance for credit losses. A receivable is recorded in the period the Company delivers products or provides services, or when it has an unconditional right to payment. In multi-year agreements, the Company generally invoices customers in equal annual installments at the beginning of each year within the contractual period. The Company records a receivable for multi-year licensed software, whether or not billed, to the extent it has an unconditional right to receive payment in the future related to those licenses.

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. Customer payment terms are typically net 30 to 60 days. As of December 31, 2024 and 2023, the balance in the allowance for credit losses was $1.9 million and $1.2 million, respectively. The Company recorded bad debt expense of $1.1 million, $1.6 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022 respectively, which is presented in the consolidated statements of operations as general and administrative expenses.

Deferred revenue consists of customer billings in advance of revenue being recognized. The Company primarily invoices its customers for SaaS arrangements, PCS, and term-based software licenses in equal annual installments at the beginning of each year within the contractual period, though certain contracts require invoicing for the entire arrangement in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded on the consolidated balance sheets as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent.

The balance of deferred revenue will fluctuate based on timing of invoices and recognition of revenue. The amount of revenue recognized during the years ended December 31, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $178.4 million and $112.5 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, the timing of delivery of software licenses, average contract terms, and foreign currency exchange rates. Unbilled portions of the remaining performance obligations denominated in foreign currencies are revalued each period based on the period end exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes, and other market factors.

The aggregate amount of the transaction price allocated to remaining performance obligations as of December 31, 2024 was $1,103.9 million. The Company expects to recognize approximately 39% of this amount as revenue in the next 12 months with the remaining balance recognized thereafter.

Deferred Commissions

The Company pays commissions for new sales of SaaS, cloud computing, and licensed software arrangements. Incremental sales commissions that are related to the acquisition of customer contracts are capitalized as deferred commissions on the consolidated balance sheets. The Company determines whether costs should be deferred based on whether the commissions are, in fact, incremental and would not have occurred absent the customer contract. The Company generally does not pay commissions for renewal contracts and therefore a portion of the commissions paid for new contracts relates to future renewals.

Commissions incurred upon the acquisition of SaaS contracts are amortized over an estimated period of benefit of five years. Commissions incurred upon the acquisition of month-to-month cloud computing contracts are amortized over an estimated period of benefit of 12 months. Commissions incurred upon the initial acquisition of licensed software contracts are allocated in proportion to the allocation of the transaction price of the license and PCS performance obligations. Commissions allocated to the license are expensed at the time the license revenue is recognized, while commissions allocated to PCS are amortized over an estimated period of benefit of five years. Capitalized commission costs are recorded as deferred commissions on the consolidated balance sheets and amortized to sales and marketing in the consolidated statements of operations.

ONESTREAM, INC.

The Company determines the period of benefit for commissions related to subscription sales by taking into consideration the historical initial and renewal contractual terms, estimated renewal rates, and the technological life of the platform and related significant features.

The Company periodically reviews deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the years ended December 31, 2024 and 2023.

Cost of Revenues

Cost of Subscription Revenue

Cost of subscription revenue consists of costs related to cloud computing and supporting the Company’s customers. These expenses are primarily comprised of third-party direct server and cloud storage costs and employee costs related to providing software maintenance and customer support.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue primarily consist of expenses directly related to the implementation of the Company’s licensed software and costs to train the Company’s customers and partners. These expenses are primarily comprised of employee compensation costs related to implementation and training services.

Business Combinations

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations in accordance with FASB ASC 805, Business Combinations (ASC 805). Assets acquired and liabilities assumed, if any, are measured at their estimated fair values on the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. The Company tests goodwill for impairment each year during the fourth quarter, or more frequently if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of the Company’s sole reporting unit below its carrying value. To test for impairment, the Company first performs a qualitative assessment that evaluates various events and circumstances, such as macroeconomic conditions, industry and market conditions, cost factors, and relevant events and financial trends, that may impact a reporting unit’s fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit’s fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit’s fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or disposal activity, or to refresh the fair values, the Company performs a quantitative goodwill impairment analysis. No goodwill impairment has been recognized in any period presented.

Other intangible assets consists of acquired developed technology, which the Company amortizes on a straight-line basis over the estimated useful life and reviews for impairment when warranted by changes in circumstance. No impairment of other intangible assets has been recognized in any period presented.

ONESTREAM, INC.

Non-controlling Interests

Following the Reorganization Transactions, the Company consolidates the financial results of OneStream Software LLC. Therefore, the Company reports a non-controlling interest based on the LLC Units owned by the Continuing Members on the consolidated balance sheets. Net income (loss) attributed to the non-controlling interests is based on the weighted average LLC Units outstanding during the period, excluding LLC Units that are subject to vesting conditions, and is presented on the consolidated statements of operations and comprehensive loss. Refer to Note 10, Non-controlling Interests, for further details.

Equity-based Compensation

The Company has issued equity-based awards to employees in the form of restricted stock units (RSUs) and stock options, and, prior to the Reorganization Transactions, OneStream Software LLC issued ICUs and common unit options, as described in Note 11. The Company accounts for equity-based awards based on their grant date fair values. Determining the grant date fair values of equity-based awards may require management to make assumptions and judgments. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions. As a result, if other assumptions are used, equity-based compensation costs could be materially impacted. Equity-based compensation expense is recognized on a straight-line basis for awards with service-only vesting conditions, whereas awards with performance conditions are recognized using the accelerated attribution method. Forfeitures are accounted for as they occur. Refer to Note 11, Equity-based Compensation, for further details on the Company’s equity-based compensation awards.

Net Loss per Share

Net loss per share is computed by dividing net loss attributable to OneStream, Inc. for the period following the IPO and Reorganization Transactions by the weighted-average number of shares of Class A common stock and Class D common stock outstanding during the same period. Diluted net loss per share is computed by giving effect to potential weighted-average dilutive shares for the period following the Reorganization Transactions, including additional shares of Class D common stock issuable upon redemption of LLC Units held by Continuing Members. For the period following the Reorganization Transactions through December 31, 2024, 70,574 LLC Units were considered potentially dilutive and have been included in the calculation of dilutive net loss per share.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist primarily of employee compensation related costs associated with new product development and enhancements to existing software products.

Advertising Costs

Advertising costs are expensed as incurred and recorded in the consolidated statements of operations as sales and marketing expense. The Company recorded advertising costs of $2.4 million, $1.6 million and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Leases

The Company determines if an arrangement is a lease at contract inception. Leases arise from contracts that convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. Leases are classified at commencement as either operating or finance leases. As of December 31, 2024 and 2023, all of the Company’s leases were classified as operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term beginning on the lease commencement date.

Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its secured incremental borrowing rate (IBR) based on the information available at the lease commencement date, including the lease term. In determining the appropriate IBR, the Company considers information including, but not limited to, the lease term and the currency

ONESTREAM, INC.

in which the arrangement is denominated. The Company’s lease agreements may contain options to extend or terminate the lease. Such options are included in the lease term when they are considered reasonably certain to be exercised. ROU assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

The Company’s lease agreements do not contain any material variable lease payments, any material residual value guarantees, or any material restrictions or covenants. Any leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred income taxes are recognized by applying the enacted tax rates expected to be in effect in future years to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses and tax credit carryforwards. The measurement of deferred tax assets is reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

For the tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities based on the technical merits of the position. For such positions, the largest benefit that has a greater than 50% likelihood of being realized upon settlement is recognized in the Company’s consolidated financial statements.

The Company has elected to record future penalties and interest related to income taxes within its income tax provision. The Company has not incurred any significant interest or penalties related to income taxes in any of the periods presented.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. The Company has elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements of the Company may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard on December 31, 2024. The adoption of this standard resulted in incremental segment reporting disclosures. Refer to the Segment and Geographic Information section of Note 2, Significant Accounting Policies, for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosures of additional information about specific expense categories in the notes to the financial statements. This ASU is effective for public business entities in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard allows for adoption on a prospective or retrospective basis. Early adoption is permitted. The adoption of this ASU is expected to result in incremental disclosures in the Company’s consolidated financial statements.

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

The aggregate consideration under the purchase agreement consisted of $7.7 million in cash, including $0.5 million deposited into a post-closing escrow account, and 1,023,720 common units of OneStream Software LLC (common units), of which 1,009,302 are subject to performance-based vesting conditions measured on an annual basis over four years and service-based conditions tied to the continued employment of the founders of DataSense with the Company. In connection with the Reorganization Transactions, the common units awarded to the founders of DataSense were reclassified into an equal number of LLC Units and DataSense Holdings received an equal number of shares of Class C common stock. All Class C common stock and LLC Units issued as a result of the reclassification of unvested common units remain subject to the same vesting conditions that existed prior to the Reorganization Transactions; refer to Note 11 for further details. As part of the total consideration transferred, the Company also paid seller transaction costs of $0.3 million. As of the acquisition date, DataSense became a wholly owned subsidiary of the Company and its operations have been included in the Company’s consolidated financial statements.

The Company accounted for the acquisition of the remaining equity interests of DataSense using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. As part of the acquisition, the Company derecognized its previously held equity interest in DataSense, which had been accounted for as an equity method investment and was recorded in other noncurrent assets in the amount of $0.8 million as of the acquisition date. In assessing the fair value of its previously held equity interest as of the acquisition date, the Company, with the assistance of a third-party valuation provider, determined the fair value was $3.2 million as of the acquisition date, resulting in a gain of $2.4 million recorded in other income, net in the consolidated statement of operations for the year ended December 31, 2024.

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

The following table summarizes the allocation of the total purchase price based upon the fair value of assets acquired and liabilities assumed as of the acquisition date, inclusive of measurement period adjustments (in thousands):

May 1, 2024
Cash	$363
Intangible assets – developed technology	3,300
Prepaid expenses and other current assets	20
Goodwill	9,280
Other accrued expenses and current liabilities	(2,454)
Total consideration	$10,509

ONESTREAM, INC.

The excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill consists of the Company’s expected future economic benefits that will arise from expected future operational synergies from combining DataSense with its existing business. The total amount of tax deductible goodwill is $3.6 million, which is amortized over 180 months.

Goodwill and identifiable intangible assets were valued using the income approach. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values; however, management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

The operating results of DataSense from the date of acquisition, which are not material, have been included in the Company’s consolidated statements of operations. Acquisition-related costs incurred were not material for the year ended December 31, 2024. All acquisition-related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill as of December 31, 2024 was $9.3 million. The only addition to goodwill during the year was related to the acquisition of DataSense, as described in Note 3.

Other Intangible Assets

The Company’s acquired intangible assets had a gross carrying value of $3.3 million and accumulated amortization of $0.7 million as of December 31, 2024. The Company recorded amortization of other intangible assets of $0.7 million for the year ended December 31, 2024. There was no amortization expense recorded in the years ended December 31, 2023 or 2022. The weighted-average remaining useful life of the Company’s acquired intangible assets is 2.3 years as of December 31, 2024.

As of December 31, 2024, the estimated aggregate amortization expense for intangible assets for each of the five succeeding fiscal years was as follows (in thousands):

Fiscal Year:
2025	$1,100
2026	1,100
2027	367
2028	—
2029	—
Total expected amortization expense	$2,567

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Leasehold improvements	$9,038	$7,566
Capitalized software costs	5,264	4,172
Furniture and equipment	3,767	3,265
Construction in progress	244	583
Gross property and equipment	18,313	15,586
Less: Accumulated depreciation and amortization	(8,229)	(5,320)
Property and equipment, net	$10,084	$10,266

Depreciation and amortization expense was $2.9 million for both the years ended December 31, 2024 and 2023, and $2.7 million for the year ended December 31, 2022.

ONESTREAM, INC.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates from 2024 to 2034.

The following lease costs were included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$3,855	$3,560
Short-term lease cost	474	731
Variable lease cost	1,442	976
Total lease cost	$5,771	$5,267

Supplemental information relating to operating leases is presented below:

	Year Ended December 31,
	2024	2023
Cash paid for operating lease liabilities (in thousands)	$3,747	$3,001
Weighted-average remaining lease term (in years)	6.72	7.53
Weighted-average discount rate	4.6%	4.3%

The Company’s future minimum commitments under leases, service agreements, and other contractual commitments as of December 31, 2024 is as follows (in thousands):

	Operating Lease Obligations	Future Purchase Obligations
Years ending December 31,
2025	$4,149	$22,780
2026	3,729	6,524
2027	2,583	105
2028	2,467	107
2029	2,373	—
2030 and thereafter	6,512	—
Total payments	21,813	$29,516
Less: imputed interest	(3,057)
Less: leases less than 12 months	(162)
Total lease liabilities	$18,594

In June 2022, the Company entered into a five-year consumption agreement with a vendor whereby the Company committed to purchase $300.0 million of data center, cloud, and IT services with no minimum annual spending requirement (excluded from the table above). In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of December 31, 2024, the total remaining commitment under this agreement was $227.2 million.

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

The Company is occasionally required, for various reasons, to enter into financial guarantees with third parties in the ordinary course of business including, among others, guarantees related to letters of credit on behalf of parties with whom it conducts business. Such agreements have not had a material effect on the Company’s consolidated financial statements.

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

Under the terms of the Credit Facility, the Company has the option to borrow funds as either a secured overnight financing rate (SOFR) loan or alternate base rate (ABR) loan. Any advances drawn on the Credit Facility incur interest at an annual rate equal to the SOFR plus 250 basis points for SOFR loans and ABR plus 150 basis points for ABR loans. The SOFR is defined as, for any day, a rate per annum equal to SOFR for the day (such day, the SOFR Determination Date) that is five (5) U.S. Government Securities Business Day prior to (i) if such SOFR rate day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR rate day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR rate day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website. The ABR is defined as, for any day, a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York (NYFRB) rate in effect on such day plus ½ of 1% and (c) Term SOFR for a one month interest period on such day (or if such day is not a Business Day, the immediately preceding business day) plus 1%. Any undrawn portion of the Credit Facility is subject to a fee of 0.25% per annum. SOFR interest payments for interest periods of 3 months or less are due at the end of the interest period. SOFR interest payments for interest periods greater than 3 months are due on 3-month intervals following the borrowing. ABR interest and fees are payable quarterly in arrears with the principal and any accrued and unpaid interest due on October 27, 2028. Interest expense on the Credit Facility is recorded in the consolidated statements of operations as interest expense, net and fees are recorded as general and administrative expenses. Interest expense and fees on the Credit Facility were not material during the years ended December 31, 2024, 2023 and 2022.

Under the terms of the Credit Facility, the Company must maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens, and the payment of dividends. The Company must also not permit the ratio of indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and is required to maintain $50.0 million in liquidity. The Credit Facility is secured by substantially all the assets of the Company. The Company was compliant with the financial covenants contained in the agreement as of December 31, 2024.

NOTE 8 – INCOME TAXES

Prior to the Reorganization Transactions and IPO, the Company was treated as a partnership for U.S. income tax purposes. As of the IPO, the Company is treated as a corporation for income tax purposes and is subject to federal, state, local, and foreign taxes with respect to allocable share of any net taxable income from OneStream Software LLC.

ONESTREAM, INC.

OneStream Software LLC is a limited liability company treated as a partnership for income tax purposes and its taxable income or loss is passed through to its members, including the Company. OneStream Software LLC’s foreign subsidiaries are taxed in the foreign jurisdictions in which they operate, and accruals for such taxes are included in the Company’s consolidated financial statements.

For the periods presented prior to the Reorganization Transactions and IPO, the reported income taxes represent those of OneStream Software LLC.

The components of the Company’s loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(286,591)	$(32,744)	$(68,048)
Foreign	(18,191)	5,229	3,241
Loss before income taxes	$(304,782)	$(27,515)	$(64,807)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$—	$—	$—
State	126	70	3
Foreign	1,751	1,346	656
Total current	$1,877	$1,416	$659
Deferred:
U.S. Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Provision for income taxes	$1,877	$1,416	$659

A reconciliation of the income tax provision at the U.S. federal statutory rate to the Company’s provision for income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal benefit at federal statutory rate	(64,004)	(5,778)	(13,609)
Increase (decrease) in rate resulting from:
Valuation allowance	52,410	—	—
Loss allocable to non-controlling interest	17,763	—	—
Permanent items	1,015	405	—
Withholding taxes	103	—	—
Flow-through income	—	6,876	14,291
Foreign expense (benefit) differential	(752)	(206)	(26)
State taxes, net of federal tax benefit	(5,264)	119	3
Other	606	—	—
Provision for income taxes	$1,877	$1,416	$659

The U.S. federal income tax rate for the years ended December 31, 2024, 2023 and 2022 was 21%.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense. The impact of GILTI resulted in no incremental tax expense for the year ended December 31, 2024 due to a full valuation allowance on U.S. net deferred tax assets.

ONESTREAM, INC.

Deferred Income Taxes

The components of the Company’s deferred tax assets and liabilities were as follows:

Year Ended December 31,
2024
Deferred tax assets
Net operating loss carryforwards	$46,491
Investment in partnership	172,693
Equity-based compensation	5,261
Capital loss carryforward	2,508
Lease liabilities	1,518
Other	275
Gross deferred tax assets	228,746
Valuation allowance	(227,225)
Deferred tax assets, net of valuation allowance	1,521
Deferred tax liabilities
Right-of-use assets	(1,518)
Other	(3)
Total deferred tax liabilities	$(1,521)
Net deferred tax assets	$—

For the year ended December 31, 2023, all deferred tax assets and liabilities above were immaterial.

The Company recognizes deferred tax assets to the extent it believes that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. The Company has recorded deferred tax assets of $44.1 million and $2.4 million for federal and state jurisdictions, respectively, as discussed further below. The Company has a deferred tax asset related to a prior year capital loss carryforward which expires in 2028. The Company also has a deferred tax asset of $172.7 million related to its outside basis difference in its investment in OneStream Software LLC.

The Company has considered the consolidated historical pre-tax losses as well as the four sources of income in determining the need for a valuation allowance when the realization of its deferred tax assets is not more likely than not. The four sources of taxable income considered are (1) taxable income in prior carryback years where carryback is allowable, (2) future reversals of existing temporary differences, (3) consideration of reasonable and prudent tax planning strategies, and (4) forecasts of future taxable income, exclusive of reversing temporary differences and carryforwards.

Based on the available evidence as of December 31, 2024, the Company believes that it is not more likely than not that the U.S. and foreign deferred tax assets will be realized. Accordingly, the Company has recorded a full valuation allowance against the U.S. and foreign deferred tax assets. The Company intends to maintain the valuation allowance on the U.S. and foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

As of December 31, 2024, the Company had U.S. federal income tax net operating loss carryforwards of $209.8 million available to offset future taxable income, all of which will be carried forward indefinitely, but utilization is limited to 80% of taxable income in any given year. The Company also has state net operating loss carryforwards of $47.4 million which begin to expire in 2029.

IRC Section 382 imposes limitations on a corporation’s ability to utilize its net operating loss carryforwards if the corporation experiences an ownership change, as defined in Section 382. Based upon an analysis performed, the current IRC Section 382 limitation does not have a significant impact on the Company’s future utilization of the U.S. federal net operating loss carryforwards. In the event of future changes in ownership, the utilization of net operating loss carryforwards could be limited.

The Company had no significant uncertain tax positions as of December 31, 2024 and 2023. The Company did not incur any interest or penalties related to income taxes during the years ended December 31, 2024, 2023 and 2022. The Company does not anticipate that any unrecognized tax benefits will significantly increase within the next 12 months. The Company is not currently under audit in the area of income tax in any jurisdiction. As of December 31, 2024, tax years 2021 and forward are subject to examination in federal and state jurisdictions, with certain exceptions for state and foreign jurisdictions with longer statute of limitation periods.

ONESTREAM, INC.

The Organization for Economic Co-operation and Development (OECD) announced the Inclusive Framework on Base Erosion Profit Sharing (Framework) which agreed to a two pillar solution to address tax challenges arising from digitalization of the global economy. Under Pillar Two, the Framework provides for a global minimum tax rate of 15%, calculated on a jurisdiction-by-jurisdiction basis. The Framework must now be implemented by the OECD members who have agreed to the plan, effective in 2024. Numerous countries have enacted legislation to adopt the Framework with a subset of the rules effective January 1, 2024, and the remaining rules effective January 1, 2025, or in later periods. The Company does not anticipate the Framework will have a material impact on its financial statements, largely driven by not meeting the revenue threshold of 750 million Euro for Pillar Two to apply. The Company will continue to evaluate and monitor this position as further guidance is made available, including refining its analysis as appropriate.

The Company previously considered the earnings in its foreign subsidiaries as not indefinitely reinvested. No deferred taxes were recorded for the year ended December 31, 2023 as the earnings were insignificant. However, during the year ended December 31, 2024, the Company determined the earnings of its foreign subsidiaries to be indefinitely reinvested as of year ended December 31, 2024. As such, the Company has made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of its foreign subsidiaries. The Company’s change in its permanent reinvestment assertion during the year ended December 31, 2024 did not have a material impact on the consolidated financial statements. If the Company repatriated its accumulated foreign earnings, the amounts of taxes which the Company could be subject to are not material to the consolidated financial statements.

Tax Receivable Agreement

In connection with the Reorganization Transactions, the Company entered into a Tax Receivable Agreement (TRA) with OneStream Software LLC, KKR and other Continuing Members, and certain Former Members. Under the TRA, the Company will retain 15% of certain available tax savings and will be required to pay KKR and the other Continuing Members, and certain Former Members, the remaining 85% of such tax savings, if any, that are realized or deemed realized as a result of tax attributes, i.e. deferred tax assets. The amounts of any tax benefit to the Company that arises from future exchanges or redemptions of LLC Units will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions or exchanges and the price of shares of its Class A common stock at the time of such future redemption or exchange. The Company will only recognize a deferred tax asset for financial reporting purposes when it is “more-likely-than-not” that the tax benefit will be realized.

Based on the Company’s assessment, it is not more likely than not that the Company will realize the tax benefit of any deferred tax asset resulting from the Reorganization Transactions and subsequent LLC Unit exchanges and redemptions, and therefore, the Company has established a full valuation against its U.S. deferred tax asset. As such, no TRA liability has been recorded in the consolidated financial statements as of December 31, 2024. Had the tax benefit been more likely than not to be realized, the estimated TRA liability that could result from past exchanges would have been approximately $136.6 million as of December 31, 2024.

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

The rights of the holders of Class A common stock, Class B common stock, Class C common stock and Class D common stock are identical, except with respect to voting rights, conversion rights and economic rights. Each share of Class A common stock is entitled to one vote per share and has economic rights. Each share of Class B common stock is entitled to one vote per share, is cancellable upon the redemption or exchange of one LLC Unit for cash or one share of Class A common stock and has no economic rights. Each share of Class C common stock is entitled to ten votes per share, is cancellable upon the redemption or exchange of one LLC Unit for cash or one share of Class D common stock, is convertible into one share of Class B common stock, and has no economic rights. Each share of Class D common stock is entitled to ten votes per share, is convertible into one share of Class A common stock and has economic rights.

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

ONESTREAM, INC.

reclassified on a one-for-one basis into LLC Units;
•
128,293,508 convertible preferred units of OneStream Software LLC outstanding prior to the Reorganization Transactions were reclassified on a one-for-one basis into LLC Units; and
•
8,632,763 ICUs of OneStream Software LLC outstanding prior to the Reorganization Transactions were reclassified into 6,591,178 LLC Units.

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

The amended and restated certificate of incorporation and the Amended LLC Agreement discussed above require the Company and OneStream Software LLC to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock and Class D common stock outstanding and the number of LLC Units owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock and Class C common stock outstanding and the number of LLC Units owned by the Continuing Members.

Preferred Stock

As of December 31, 2024, there are no shares of preferred stock outstanding. Under the terms of the Company’s amended and restated certificate of incorporation, the board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series without shareholder approval. The board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Secondary Offering

In November 2024, the Company completed a secondary offering (the Secondary Offering) of 17,250,000 shares of its Class A common stock, including the full exercise of the underwriters’ option to purchase additional shares, of which 10,357,991 shares were sold by selling stockholders and 6,892,009 shares were sold by the Company as part of a non-dilutive “synthetic secondary” transaction (the Secondary Offering Synthetic Secondary), in each case at a public offering price of $31.00 per share.

In connection with the Secondary Offering, certain selling stockholders (i) redeemed 472,940 issued and outstanding LLC Units (and a corresponding number of their shares of Class C common stock were cancelled) in exchange for an equal number of shares of Class D common stock and (ii) converted 10,357,991 shares of Class D common stock (inclusive of the 472,940 shares of Class D common stock acquired upon the redemption of LLC Units described in the preceding clause) into an equal number of shares of Class A common stock.

The Company did not retain any proceeds from the Secondary Offering and, upon its closing, the total number of outstanding shares of common stock of OneStream Inc. and LLC Units of OneStream Software LLC remained the same. The Company used all of the net proceeds from the Secondary Offering, all received as part of the Secondary Offering Synthetic Secondary, to purchase issued and outstanding LLC Units (and purchase and cancel an equal number of shares of then outstanding Class C common stock) from KKR Dream Holdings LLC. In connection with the Secondary Offering, the Company incurred $1.3 million of costs during the year ended December 31, 2024, which were recorded in general and administrative expenses in the Company’s consolidated statement of operations.

Exchanges and Redemptions of LLC Units

In December 2024, separate from the exchanges and redemptions in connection with the Secondary Offering, certain Continuing Members redeemed 2,840,662 LLC Units, along with their corresponding shares of Class C common stock, in exchange for an equal number of shares of Class D common stock, which were all subsequently converted into Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company cancelled the exchanged shares of Class C common stock.

NOTE 10 – NON-CONTROLLING INTERESTS

In connection with the Reorganization Transactions, OneStream, Inc. became the sole manager of OneStream Software LLC and accordingly consolidates the results of operations of OneStream Software LLC. The non-controlling interests balance on the Company’s consolidated balance sheets represents the portion of LLC Units owned by the Continuing Members. Net (loss) income is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to vesting conditions. As of December 31, 2024, the non-controlling interests in OneStream

ONESTREAM, INC.

Software LLC owned 26.6% with the remaining 73.4% owned by OneStream, Inc. The ownership of the LLC Units is summarized as follows:

	Ownership			Ownership Percentage
	OneStream, Inc.	Continuing Members(1)	Total	OneStream, Inc.	Continuing Members(1)	Total
Balances at July 24, 2024	160,256,358	72,884,529	233,140,887	68.7%	31.3%	100.0%
Effects of Secondary Offering	7,364,949	(7,364,949)	—	3.2%	(3.2)%	—
Effect of exchange of Class C Common Stock	2,840,662	(2,840,662)	—	1.2%	(1.2)%	—
Vested LLC units	—	178,895	178,895	(0.1)%	0.1%	—
Issued under equity-based compensation plans	3,190,429	—	3,190,429	0.4%	(0.4)%	—
Total	173,652,398	62,857,813	236,510,211	73.4%	26.6%	100.0%

(1) Excludes 1,165,556 and 1,071,806 LLC Units still subject to vesting conditions at July 24, 2024 and December 31, 2024, respectively.

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

The remaining unrecognized equity-based compensation expense related to the unvested common unit options granted prior to the Reorganization Transactions is being recognized over the remaining requisite service period using the accelerated attribution method, in which compensation cost for each vesting tranche is recognized ratably from the service inception date to the vesting date for that tranche. In connection with the Reorganization Transactions, the 2019 Plan was assumed by OneStream, Inc. and terminated with respect to the grant of new options. In addition, all outstanding common unit options were converted into options to purchase Class A common stock on a one-for-one basis.

ONESTREAM, INC.

The following table summarizes the option activity under the 2019 Plan during the year ended December 31, 2024 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	28,761	$8.65	7.69
Granted	9,097	14.78
Forfeited / Cancelled	(895)	10.12
Exercised	(3,642)	7.94
Outstanding as of December 31, 2024	33,321	$10.58	7.63
Vested and exercisable as of December 31, 2024	16,369	$8.22	6.60

The weighted-average grant date fair value of stock options granted under the 2019 Plan during the year ended December 31, 2024, was $10.03. As of December 31, 2024, the aggregate intrinsic value of stock options exercised, outstanding, and vested and exercisable under the 2019 Plan was $82.3 million, $597.7 million and $332.3 million, respectively. Total unrecognized equity-based compensation expense related to stock options granted under the 2019 Plan was $104.7 million as of December 31, 2024 and will be recognized over the remaining requisite service period using the accelerated attribution method over a weighted-average period of 2.6 years.

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

Incentive Compensation Units

From time to time prior to the Reorganization Transactions and the IPO, the board of managers of OneStream Software LLC granted ICUs to certain directors, officers and other employees pursuant to profits interest unit grant agreements. In connection with the Reorganization Transactions, the 8,632,763 ICUs outstanding as of the date of the IPO were reclassified into 6,591,178 LLC Units and holders of the newly issued LLC Units received an equal number of shares of Class C common stock. Such shares of Class C common stock are subject to the same terms and conditions, including vesting terms, as the ICUs that were reclassified into LLC Units.

ONESTREAM, INC.

The Company classifies the unvested LLC Units (and corresponding shares of Class C common stock) as outstanding on its consolidated balance sheets as they are legally outstanding; however, these are excluded from the calculation of weighted average LLC Units outstanding during the period for purposes of calculating net loss attributable to the non-controlling interest in OneStream Software LLC as their distribution rights are forfeitable until vested. If a forfeiture of an unvested LLC Unit occurs, the associated shares of Class C common stock are also forfeited.

The unvested LLC Units (and shares of Class C common stock) outstanding following the reclassification of outstanding unvested ICUs are summarized as follows (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested and outstanding immediately following completion of the Reorganization Transactions	241	$8.82
Vested subsequent to completion of the Reorganization Transactions	178	8.63
Unvested and outstanding as of December 31, 2024	63	$9.38

The Company evaluated the reclassification of ICUs as part of the Reorganization Transactions and concluded the impact on equity-based compensation expense was not material. As of December 31, 2024, total unrecognized equity-based compensation related to the unvested shares of Class C common stock and unvested LLC Units was $0.3 million, which is expected to be recognized over a weighted-average period of 0.1 years. The fair value of these shares of Class C common stock and LLC Units that vested during the period from the date of the Reorganization Transactions to December 31, 2024 totaled $1.5 million.

2024 Equity Incentive Plan

In connection with the IPO, the Company’s board of directors adopted the 2024 Plan, which became effective with an initial reserve of 32,100,000 shares of Class A common stock. The 2024 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and performance awards to eligible employees, directors, and consultants.

The number of shares available for issuance under the 2024 Plan also includes an annual increase on the first day of each fiscal year beginning on January 1, 2025 and ending on the ten year anniversary of the date our board of directors approved the 2024 Plan, in an amount equal to the least of (i) 26,800,000 shares of Class A common stock, (ii) 5% of the outstanding shares of all series of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other number as determined by the Administrator (as defined in the 2024 Plan).

Stock options

In July 2024, prior to the IPO, the Company granted to certain directors, executive officers and other employees 2,413,968 options to purchase Class A common stock under the 2024 Plan at an exercise price equal to the IPO price, which was $20.00 per share. These stock options vest upon the satisfaction of a liquidity condition and service-based condition of four years. The liquidity condition was satisfied through the completion of the IPO. No options have been granted after the IPO.

The following table summarizes the option activity under the 2024 Plan during the year ended December 31, 2024 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	—	$—	—
Granted	2,414	20.00
Forfeited / Cancelled	(11)	20.00
Exercised	(3)	20.00
Outstanding as of December 31, 2024	2,400	$20.00	9.56
Vested and exercisable as of December 31, 2024	136	$20.00	9.56

ONESTREAM, INC.

The weighted-average grant date fair value of stock options granted under the 2024 Plan during the year ended December 31, 2024 was $10.61. As of December 31, 2024, the aggregate intrinsic value of stock options outstanding and stock options vested and exercisable under the 2024 Plan was $20.4 million and $1.2 million, respectively. As of December 31, 2024, the aggregate intrinsic value of stock options exercised under the 2024 Plan was not material. Total unrecognized equity-based compensation expense related to stock options under the 2024 Plan was $17.4 million as of December 31, 2024 and will be recognized over the remaining requisite service period using the accelerated attribution method over a weighted-average period of 3.6 years.

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

The following table summarizes the RSU activity during the year ended December 31, 2024 (in thousands, except per share data):

	RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2023	—	$—
Granted	366	29.49
Vested	(5)	29.87
Forfeited / Cancelled	(6)	29.87
Outstanding as of December 31, 2024	355	$29.48

ONESTREAM, INC.

As of December 31, 2024, unrecognized compensation cost related to the RSUs was $10.1 million, which is expected to be recognized over a weighted-average period of 3.9 years. The Company recognized $0.5 million of equity-based compensation expense related to RSUs for the year ended December 31, 2024.

2024 Employee Stock Purchase Plan

In connection with the IPO, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan (the ESPP). A total of 10,700,000 shares of Class A common stock were initially reserved for issuance under the ESPP. As of December 31, 2024, there have been no shares issued under this plan. Effective February 17, 2025, all eligible U.S. employees can participate in this plan.

The number of shares available for issuance under the ESPP also includes an annual increase on the first day of each fiscal year following the fiscal year in which the first offering period under the ESPP commences, in an amount equal to the least of (i) 5,400,000 shares of Class A common stock, (ii) 1% of the outstanding shares of all series of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other number as determined by the Administrator (as defined in the ESPP).

DataSense Common Unit Awards

As part of the acquisition of DataSense on May 1, 2024, as described in Note 3, the founders of DataSense were awarded 1,023,720 common units at an aggregate fair value of $17.3 million, or $16.86 per common unit. Of the common units awarded, 14,418 were immediately vested and were included as part of the total purchase consideration. The remaining 1,009,302 common units are subject to performance-based vesting conditions measured on an annual basis over four years and a service-based condition tied to the continued employment of the founders with the Company, and the related equity-based compensation expense is amortized using the accelerated attribution method.

In connection with the Reorganization Transactions, the common units awarded to the founders of DataSense were reclassified into an equal number of LLC Units and DataSense Holdings received an equal number of shares of Class C common stock. The Company evaluated the reclassification of these common units as part of the Reorganization Transactions and concluded the impact to equity-based compensation expense was not material. All LLC Units (and corresponding shares of Class C common stock) issued as a result of the reclassification of unvested common units remain subject to the same vesting requirements that existed prior to the Reorganization Transactions. The unvested LLC Units (and corresponding shares of Class C common stock) are classified as outstanding on the Company’s consolidated balance sheets as they are legally outstanding; however, these are excluded from the calculation of weighted average LLC Units outstanding during the period for purposes of calculating net loss attributed to the non-controlling interest in OneStream Software LLC as their distribution rights are forfeitable until vested. As of December 31, 2024, 1,009,302 LLC Units (and corresponding shares of Class C common stock) issued to DataSense Holdings remain unvested.

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

During the year ended December 31, 2024, the Company recognized equity-based compensation expense of $6.4 million related to the common units issued to DataSense Holdings. As of December 31, 2024, unrecognized equity-based compensation cost related to these awards that are expected to vest was $10.6 million, which is expected to be recognized over a weighted-average period of 3.6 years. Refer to Note 3, Business Combinations, for further details on the acquisition.

ONESTREAM, INC.

Classification of Equity-Based Compensation Expense

Equity-based compensation expense was classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of subscription	$5,939	$—	$—
Cost of professional services and other	24,871	15	78
Sales and marketing	135,215	3,938	2,847
Research and development	77,926	518	812
General and administrative	72,446	3,799	4,526
Total equity-based compensation	$316,397	$8,270	$8,263

NOTE 12 – NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share for the period following the Reorganization Transactions (in thousands, except per share amounts):

July 24, 2024 through December 31, 2024
Numerator:
Net loss	$(292,015)
Less: net loss attributable to non-controlling interests	(90,458)
Net loss attributable to OneStream, Inc., basic	$(201,557)
Net loss attributable to OneStream, Inc., dilutive	$(292,015)
Denominator:
Weighted-average shares of Class A and Class D common stock outstanding–basic	163,469
Effect of dilutive LLC Units	70,574
Weighted-average shares of Class A and Class D common stock outstanding–diluted	234,043
Net loss per share:
Net loss per share of Class A and Class D common stock–basic	$(1.23)
Net loss per share of Class A and Class D common stock–diluted	$(1.25)

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

The effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains outstanding share totals with a potentially dilutive impact (in thousands):

December 31, 2024
Stock options	35,721
RSUs	355
Total	36,076

NOTE 13 - POSTRETIREMENT BENEFITS

The Company has established a 401(k) savings plan. The Company’s 401(k) plan is qualified under Section 401 of the Internal Revenue Code and is available to all full-time employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 100% of their salary up to the statutory prescribed annual limit. The 401(k) plan provides for the Company to make a discretionary contribution at the end of the plan year, which coincides with the Company’s fiscal year. The Company

ONESTREAM, INC.

also makes contributions to other postretirement plans of non-U.S. employees based on statutory regulations in place in their respective countries.

The Company recorded $7.7 million, $5.9 million and $4.3 million of expense related to employer contributions to postretirement benefit plans for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

DataSense

Prior to the acquisition of DataSense, the Company was a party to consulting and software development services agreements with DataSense. The Company’s co-founder, chairman and CEO, Thomas Shea, is the father of Andrew Shea, who was the chief executive officer and an equity holder in DataSense until its acquisition by the Company. The Company held an equity method investment in DataSense that was immaterial as of December 31, 2023. The Company paid $1.9 million in 2024 through the acquisition date, and $3.5 million in the year ended December 31, 2023, under the consulting and software development services agreements with DataSense, which are included in the Company’s research and development expenses. There were no outstanding amounts due to or from DataSense as of December 31, 2023.

Refer to Note 3, Business Combinations, for further details on the acquisition of DataSense.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation and supervision of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

The effectiveness of any system of disclosure controls and procedures and internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures and the inability to eliminate misconduct completely. Accordingly, any system of controls and procedures, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls and procedures may become inadequate because of changes in conditions or that the degree of compliance with the controls or procedures may deteriorate. We intend to continue to monitor and upgrade our controls and procedures as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective disclosure controls and internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, the following director and officer, respectively, adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:

On November 22, 2024, John Kinzer, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 130,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 13, 2024, Craig Colby, our president, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 280,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 16, 2025, or earlier if all transactions under the trading arrangement are completed.

During the three months ended December 31, 2024, no other directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, or the Proxy Statement, and is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees, which is available on our website at https://investor.onestream.com under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise.

Item 11. Executive Compensation.

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Ernst & Young LLP, Detroit, MI, Auditor Firm ID: 42.

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
We have filed the following documents as part of this Annual Report on Form 10-K:
1.
Financial Statements

See “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, because they are not applicable, or because the required information is otherwise included.

3.
Exhibits

See exhibits listed under Part (b) below:

(b) Exhibits.

The exhibits listed below are filed or furnished as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File Number	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation of OneStream, Inc.	8-K	001-42187	7/26/24	3.1
3.2	Amended and Restated Bylaws of OneStream, Inc.	8-K	001-42187	7/26/24	3.2
4.1	Form of Class A Common Stock Certificate	S-1	333-280573	6/28/24	4.1
4.2	Description of Securities					X
10.1	Sixth Amended and Restated Operating Agreement of OneStream Software LLC, dated as of July 23, 2024, by and among OneStream Software LLC, OneStream, Inc. and each of the other Members (as defined therein)	8-K	001-42187	7/26/24	10.1
10.2	Tax Receivable Agreement, dated as of July 23, 2024, by and among OneStream, Inc., OneStream Software LLC and each of the Members (as defined therein)	8-K	001-42187	7/26/24	10.2
10.3	Registration Rights Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and each of the Holders (as defined therein)	8-K	001-42187	7/26/24	10.3
10.4	Stockholders’ Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and KKR Dream Holdings LLC	8-K	001-42187	7/26/24	10.4
10.5	Form of Director and Executive Officer Indemnification Agreement	8-K	001-42187	7/26/24	10.5
10.6#	2019 Common Unit Option Plan and related form agreements	S-1	333-280573	6/28/24	10.5
10.7#	2024 Equity Incentive Plan and related form agreements	S-1/A	333-280573	7/15/24	10.6
10.8#	Amended and Restated 2024 Employee Stock Purchase Plan and related form agreements					X
10.9#	Employee Incentive Compensation Plan	S-1	333-280573	6/28/24	10.8
10.10#	Outside Director Compensation Policy	S-1/A	333-280573	7/15/24	10.9
10.11#	Confirmatory Employment Letter by and between the registrant and Thomas Shea	S-1	333-280573	6/28/24	10.10
10.12#	Confirmatory Employment Letter by and between the registrant and Craig Colby	S-1	333-280573	6/28/24	10.11
10.13#	Confirmatory Employment Letter by and between the registrant and William Koefoed	S-1	333-280573	6/28/24	10.12
10.14#	Executive Change in Control and Severance Policy	S-1	333-280573	6/28/24	10.13
10.15	Amended and Restated Credit Agreement, dated as of October 27, 2023, by and among OneStream Software	S-1	333-280573	6/28/24	10.14

LLC, JPMorgan Chase Bank, N.A. and the other parties named therein
19.1	Insider Trading Policy	X
21.1	List of Subsidiaries of OneStream, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included in signature page hereto)	X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Indicates management contract or compensatory plan.

*The certifications attached as Exhibit 32.1 and 32.2 that accompany this report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of OneStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONESTREAM, INC.

Date: February 27, 2025	By:	/s/ Thomas Shea
Thomas Shea
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2025	By:	/s/ William Koefoed
William Koefoed
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Shea and William Koefoed, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Shea	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Thomas Shea

/s/ William Koefoed	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
William Koefoed

/s/ Bradley Brown	Director	February 27, 2025
Bradley Brown

/s/ Michael Burkland	Director	February 27, 2025
Michael Burkland

/s/ John Kinzer	Director	February 27, 2025
John Kinzer

/s/ Jonathan Mariner	Director	February 27, 2025
Jonathan Mariner

/s/ David H. Petraeus	Director	February 27, 2025
General (Ret.) David H. Petraeus

/s/ David Welsh	Director	February 27, 2025
David Welsh

/s/ Kara Wilson	Director	February 27, 2025
Kara Wilson