Form 10-Q
period 2025-03-31
OneStream, Inc.
filed 2025-05-08
CIK 1889956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 75,399,202 shares of Class A common stock, par value $0.0001 per share, 63,331,215 shares of Class C common stock, par value $0.0001 per share, and 100,860,889 shares of Class D common stock, par value $0.0001 per share, outstanding.

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
•
“TRA” refers to that certain Tax Receivable Agreement by and among OneStream, Inc., OneStream Software LLC and the other TRA Members, which became effective in connection with the Reorganization Transactions and the IPO.
•
“TRA Members” refers to the parties to the Tax Receivable Agreement, which include KKR and other Continuing Members and certain Former Members.

Risk Factors Summary

Investing in our Class A common stock involves numerous risks, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth in Part II, Item 1A. Risk Factors of this report. Below are summaries of some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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
•
our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including with respect to privacy, data protection and cybersecurity;
•
our expectations regarding our ability to obtain, maintain, enforce, defend and enhance our intellectual property rights;
•
general economic conditions, including U.S. and foreign government tariffs, and their impact on demand for our platform; and
•
the amount and timing of any payments we make under the TRA.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ONESTREAM, INC.

CONDENSED Consolidated Balance SheetS

(in thousands, except share amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$593,866	$544,174
Accounts receivable, net	126,779	129,014
Unbilled accounts receivable	22,093	23,294
Deferred commissions	21,352	20,682
Prepaid expenses and other current assets	19,265	20,202
Total current assets	783,355	737,366
Unbilled accounts receivable, noncurrent	472	800
Deferred commissions, noncurrent	43,937	44,228
Operating lease right-of-use assets	16,303	16,705
Property and equipment, net	9,596	10,084
Intangible assets, net	2,292	2,567
Goodwill	9,280	9,280
Other noncurrent assets	2,097	2,191
Total assets	$867,332	$823,221
Liabilities and stockholders’ / members’ equity
Current liabilities:
Accounts payable	$28,155	$19,563
Accrued compensation	28,263	27,543
Accrued commissions	6,440	9,007
Deferred revenue, current	255,271	239,291
Operating lease liabilities, current	3,204	3,237
Other accrued expenses and current liabilities	14,065	13,534
Total current liabilities	335,398	312,175
Deferred revenue, noncurrent	4,518	4,515
Operating lease liabilities, noncurrent	14,972	15,357
Other noncurrent liabilities	229	216
Total liabilities	355,117	332,263
Commitments and contingencies (Note 5)
Stockholders’ / members’ equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized, 75,209,102 and 51,456,091 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7	5
Class B common stock, $0.0001 par value, 300,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class C common stock(1), $0.0001 par value, 300,000,000 shares authorized, 63,331,215 and 63,929,619 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Class D common stock(1), $0.0001 par value, 600,000,000 shares authorized, 100,860,889 and 122,196,307 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	10	12
Additional paid-in capital	768,284	718,084
Accumulated other comprehensive loss	(66)	(599)
Accumulated deficit	(355,350)	(331,334)
Total stockholders’ equity attributable to OneStream, Inc. / members’ equity	412,891	386,174
Non-controlling interests	99,324	104,784
Total stockholders’ / members’ equity	512,215	490,958
Total liabilities and stockholders’ / members’ equity	$867,332	$823,221
(1)
Each share of Class C common stock is convertible at any time at the option of the holder into one share of Class B common stock, and each share of Class D common stock is convertible at any time at the option of the holder into one share of Class A common stock. Refer to Note 8 in the accompanying notes for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated StatementS of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Subscription	$125,100	$95,687
License	3,698	6,179
Professional services and other	7,511	8,425
Total revenue	136,309	110,291
Cost of revenues:
Subscription	31,487	23,106
Professional services and other	12,091	10,922
Total cost of revenue	43,578	34,028
Gross profit	92,731	76,263
Operating expenses:
Sales and marketing	67,622	48,309
Research and development(1)	35,002	16,924
General and administrative	29,980	16,410
Total operating expenses	132,604	81,643
Loss from operations	(39,873)	(5,380)
Interest income, net	5,937	1,636
Other income (expense), net	1,705	(900)
Loss before income taxes	(32,231)	(4,644)
Provision for income taxes	420	315
Net loss	$(32,651)	$(4,959)
Less: Net loss attributable to non-controlling interests	(8,635)	—
Net loss attributable to OneStream, Inc.	$(24,016)	$(4,959)
Net loss per share of Class A and Class D common stock–basic and diluted(2)	$(0.14)
Weighted-average shares of Class A and Class D common stock outstanding–basic and diluted(2)	174,729

(1)
Amounts include certain expenses incurred with related parties. Refer to Note 13 in the accompanying notes for details.
(2)
Represents net loss per share of Class A common stock and Class D common stock and weighted-average shares of Class A common stock and Class D common stock outstanding for the applicable periods following the Reorganization Transactions as described in Note 1, Organization and Description of Business. Refer to Note 11, Net Loss per Share, in the accompanying notes for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(32,651)	$(4,959)
Other comprehensive loss:
Foreign currency translation	725	(179)
Comprehensive loss	$(31,926)	$(5,138)
Less: Comprehensive loss attributable to non-controlling interests	(8,443)	—
Comprehensive loss attributable to OneStream, Inc.	$(23,483)	$(5,138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated Statements of STOCKHOLDERS’ / MEMBERS’ Equity

(in thousands, except share amounts)

(Unaudited)

	OneStream, Inc. Stockholders’ / Members’ Equity									Accumulated			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Non-controlling	Stockholders’ / Members’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance as of December 31, 2024	51,456,091	$5	—	$—	63,929,619	$6	122,196,307	$12	$718,084	$(599)	$(331,334)	$104,784	$490,958
Net loss	—	—	—	—	—	—	—	—	—	—	(24,016)	(8,635)	(32,651)
Equity-based compensation	—	—	—	—	—	—	—	—	35,205	—	—	2,704	37,909
Stock option exercises	1,811,775	—	—	—	—	—	—	—	15,274	—	—	—	15,274
Vesting of restricted stock units	7,414	—	—	—	—	—	—	—	—	—	—	—	—
Effect of exchange of Class C common stock	598,404	—	—	—	(598,404)	—	—	—	1,198	—	—	(1,198)	—
Effect of conversions of Class D common stock	21,335,418	2	—	—	—	—	(21,335,418)	(2)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	533	—	192	725
Non-controlling interest adjustment for changes in proportionate ownership in OneStream Software LLC	—	—	—	—	—	—	—	—	(1,477)	—	—	1,477	—
Balance as of March 31, 2025	75,209,102	$7	—	$—	63,331,215	$6	100,860,889	$10	$768,284	$(66)	$(355,350)	$99,324	$512,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated Statements of STOCKHOLDERS’ / MeMBERS’ Equity

(in thousands, except share amounts)

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

ONESTREAM, INC.

CONDENSED Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(32,651)	$(4,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,037	663
Noncash operating lease expense	919	681
Amortization of deferred commissions	5,732	4,551
Equity-based compensation	37,909	1,113
Other noncash operating activities, net	(731)	1,246
Changes in operating assets and liabilities:
Accounts receivable, net	3,945	17,581
Deferred commissions	(6,112)	(4,858)
Prepaid expenses and other assets	690	194
Accounts payable	8,917	5,447
Deferred revenue	15,983	8,281
Accrued and other liabilities	559	(4,400)
Net cash provided by operating activities	36,197	25,540
Investing activities:
Purchases of property and equipment	(380)	(690)
Net cash used in investing activities	(380)	(690)
Financing activities:
Payments of deferred offering costs	(1,763)	(351)
Proceeds from option exercises	15,077	—
Net cash provided by (used in) financing activities	13,314	(351)
Effect of exchange rate changes on cash and cash equivalents	561	(290)
Net increase in cash and cash equivalents	49,692	24,209
Cash and cash equivalents - Beginning of period	544,174	117,087
Cash and cash equivalents - End of period	$593,866	$141,296
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in liabilities	$78	$354
Lease liabilities arising from obtaining right-of-use assets	$265	$—
Deferred offering costs, accrued but unpaid	$—	$409

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

Reorganization Transactions

In connection with the IPO, the Company and OneStream Software LLC completed a series of organizational transactions (the Reorganization Transactions), including the following:

•
The amended and restated operating agreement of OneStream Software LLC was amended and restated (as further amended, the Amended LLC Agreement) to, among other things: (i) appoint the Company as the sole manager of OneStream Software LLC and (ii) effectuate the reclassification of all of the then-outstanding preferred units, common units and incentive compensation units (the ICUs) of OneStream Software LLC into a single class of non-voting LLC Units. The then-outstanding preferred units and common units were reclassified into an equal number of LLC Units, and the 8,632,763 then-outstanding ICUs were reclassified into 6,591,178 LLC Units.
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

ONESTREAM, INC.

As the sole manager of OneStream Software LLC, the Company controls all of the business operations, affairs and management of OneStream Software LLC. Accordingly, the Company consolidates the financial results of OneStream Software LLC and reports the non-controlling interests of the Continuing Members’ LLC Units on its condensed consolidated balance sheets.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2025, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on February 27, 2025.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial information. The condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries. As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, OneStream, Inc. had no operations. All significant intercompany transactions and balances have been eliminated during consolidation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders’ / members’ equity and statements of cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying footnotes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Segment Information

The Company operates in one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (CODM), who, in the Company’s case, is the Chief Executive Officer (CEO), in deciding how to allocate resources and assessing performance. The Company’s CODM allocates resources and assesses performance based upon financial information on a consolidated basis, primarily using consolidated net income (loss) as the measure of profit or loss to make key operating decisions. Consolidated expense information, as presented on the condensed consolidated statements of operations, is regularly provided to the CODM.

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal and other fees related to the Company’s IPO. During the year ended December 31, 2024, the Company capitalized $7.2 million of offering costs related to the 2024 IPO, and after completion of the IPO, these costs were reclassified into stockholders’ / members’ equity as a reduction against the proceeds received from the IPO.

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

Equity-based Compensation

The Company has issued equity-based awards to employees in the form of restricted stock units (RSUs) and stock options, and, prior to the Reorganization Transactions, OneStream Software LLC issued ICUs and common unit options, as described in Note 10. The Company accounts for equity-based awards based on their grant date fair values. Determining the grant date fair values of equity-based awards may require management to make assumptions and judgments. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions. As a result, if other assumptions are used, equity-based compensation costs could be materially impacted. Equity-based compensation expense is recognized on a straight-line basis for awards with service-only vesting conditions, whereas awards with performance conditions are recognized using the accelerated attribution method. Forfeitures are accounted for as they occur.

The Company accounts for the Amended and Restated Employee Stock Purchase Plan (the ESPP) in accordance with Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, and generally recognizes equity-based compensation expense on a straight-line basis over the term of each offering period. The Black-Scholes option pricing model is used to determine the fair value of the ESPP awards as of the beginning of the offering period. Certain features of the ESPP may require the Company to apply modification accounting as outlined in ASC 718. Refer to Note 10, Equity-based Compensation, for further details on the Company’s equity-based compensation awards.

Net Loss per Share

Basic net loss per share for the three months ended March 31, 2025 is computed by dividing net loss attributable to OneStream, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock outstanding during the period, excluding dilutive shares. Diluted net loss per share is computed by giving effect to the weighted-average potentially dilutive shares for the applicable period, including additional shares of Class D common stock issuable upon redemption of LLC Units held by Continuing Members, and Class A common stock issuable pursuant to outstanding stock options, RSUs and purchase rights committed under the ESPP, as applicable. The potentially dilutive shares of common stock are computed using the treasury stock method. Diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of potentially issuable shares would be anti-dilutive.

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

The aggregate consideration under the purchase agreement consisted of $7.7 million in cash, including $0.5 million deposited into a post-closing escrow account, and 1,023,720 common units of OneStream Software LLC (common units), of which 1,009,302 are subject to performance-based vesting conditions measured on an annual basis over four years and service-based conditions tied to the continued employment of the founders of DataSense with the Company. In connection with the Reorganization Transactions, the common units awarded to the founders of DataSense were reclassified into an equal number of LLC Units and DataSense Holdings received an equal number of shares of Class C common stock. All Class C common stock and LLC Units issued as a result of the reclassification of unvested common units remain subject to the same vesting conditions that existed prior to the Reorganization Transactions; refer to Note 10 for further details. As part of the total consideration transferred, the Company also paid seller transaction costs of $0.3 million. As of the acquisition date, DataSense became a wholly owned subsidiary of the Company and its operations have been included in the Company’s condensed consolidated financial statements.

The Company accounted for the acquisition of the remaining equity interests of DataSense using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) ASC 805, Business Combinations. As part of the acquisition, the Company derecognized its previously held equity interest in DataSense, which had been accounted for as an equity method investment and was recorded in other noncurrent assets in the amount of $0.8 million as of the acquisition date. In assessing the fair value of its previously held equity interest as of the acquisition date, the Company, with the assistance of a third-party valuation provider, determined the fair value was $3.2 million as of the acquisition date, resulting in a gain of $2.4 million that was recorded in other income, net in the condensed consolidated statement of operations during the second quarter of 2024.

The following table summarizes the total consideration transferred (in thousands):

May 1, 2024
Cash	$7,159
Amounts deposited into escrow	500
Fair value of equity consideration	243
Seller transaction costs paid by the Company	298
Settlement of payables existing prior to the acquisition	(920)
Fair value of previously held ownership interest	3,229
Total consideration	$10,509

The purchase price was allocated on a preliminary basis as of the acquisition date and finalized during the first quarter of 2025 with no material adjustments to the preliminary purchase price allocation. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information and supportable assumptions that management considered reasonable.

ONESTREAM, INC.

The following table summarizes the final allocation of the total purchase price based upon the fair value of assets acquired and liabilities assumed as of the acquisition date, inclusive of measurement period adjustments (in thousands):

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

The operating results of DataSense from the date of acquisition, which are not material, have been included in the Company’s condensed consolidated statements of operations. Acquisition-related costs incurred were not material and were expensed as incurred.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Leasehold improvements	$9,111	$9,038
Capitalized software costs	5,336	5,264
Furniture and equipment	3,795	3,767
Construction in progress	362	244
Gross property and equipment	18,604	18,313
Less: Accumulated depreciation and amortization	(9,008)	(8,229)
Property and equipment, net	$9,596	$10,084

Depreciation and amortization expense was $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

ONESTREAM, INC.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates from 2025 to 2034.

The Company’s future minimum commitments under leases, service agreements and other contractual commitments as of March 31, 2025 is as follows (in thousands):

	Operating Lease Obligations	Future Purchase Obligations
Years ending December 31,
2025 (remaining 9 months)	$3,142	$26,123
2026	3,863	8,562
2027	2,697	105
2028	2,577	107
2029	2,474	—
2030 and thereafter	6,592	—
Total payments	21,345	$34,897
Less: imputed interest	(2,943)
Less: lease incentives	(111)
Less: leases less than 12 months	(115)
Total lease liabilities	$18,176

In June 2022, the Company entered into a five-year consumption agreement with a vendor whereby the Company committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement (excluded from the table above). In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of March 31, 2025, the total remaining commitment under this agreement was $212.4 million.

Guarantees and Indemnifications

The Company’s cloud computing and licensed software sales agreements normally include indemnification provisions for customer liabilities resulting from third-party claims that its products infringe third-party intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements. Certain of the Company’s sales agreements also include indemnification provisions for customer liabilities incurred as a result of a breach of confidentiality. The Company’s cloud computing service provider indemnifies the Company for up to 24 months of fees for data breaches. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

The Company has also agreed to indemnify its board of directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a board member or officer, including any action by the Company, arising out of that person’s services as the Company’s board member or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company has maintained board member and officer insurance coverage that

ONESTREAM, INC.

would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

NOTE 6 – DEBT

Revolving Credit Facility

The Company has a revolving credit facility with a syndicate of banks that allows the Company to borrow up to $150.0 million for working capital and for other general corporate purposes through October 27, 2028. The Company did not have any amounts drawn under the Credit Facility in any period presented.

Under the terms of the Credit Facility, the Company has the option to borrow funds as either a secured overnight financing rate (SOFR) loan or alternate base rate (ABR) loan. Any advances drawn on the Credit Facility incur interest at an annual rate equal to the SOFR plus 250 basis points for SOFR loans and ABR plus 150 basis points for ABR loans. The SOFR is defined as, for any day, a rate per annum equal to SOFR for the day (such day, the SOFR Determination Date) that is five (5) U.S. Government Securities Business Day prior to (i) if such SOFR rate day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR rate day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR rate day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website. The ABR is defined as, for any day, a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York (NYFRB) rate in effect on such day plus ½ of 1% and (c) Term SOFR for a one month interest period on such day (or if such day is not a Business Day, the immediately preceding business day) plus 1%. Any undrawn portion of the Credit Facility is subject to a fee of 0.25% per annum. SOFR interest payments for interest periods of 3 months or less are due at the end of the interest period. SOFR interest payments for interest periods greater than 3 months are due on 3-month intervals following the borrowing. ABR interest and fees are payable quarterly in arrears with the principal and any accrued and unpaid interest due on October 27, 2028. Interest expense on the Credit Facility is recorded in the condensed consolidated statements of operations as interest expense, net and fees are recorded as general and administrative expenses. Interest expense and fees on the Credit Facility were not material during the three months ended March 31, 2025 and 2024.

Under the terms of the Credit Facility, the Company must maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens, and the payment of dividends. The Company must also not permit the ratio of indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and is required to maintain $50.0 million in liquidity. The Credit Facility is secured by substantially all the assets of the Company. The Company was compliant with the financial covenants contained in the agreement as of March 31, 2025.

NOTE 7 – INCOME TAXES

The Company is treated as a corporation for income tax purposes and is subject to federal, state, local and foreign taxes with respect to allocable share of any net taxable income from OneStream Software LLC.

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

The Company’s income tax provision was $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to non-controlling interest and having a full valuation allowance in the U.S. For the three months ended March 31,

ONESTREAM, INC.

2024, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to the pass-through income generated at OneStream Software LLC.

Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact, related legislation, with widespread implementation of a global minimum tax expected by 2025. As of March 31, 2025, the Company was not materially impacted by this legislation. As further legislation becomes effective in countries in which the Company does business, and if the Company’s revenue grows in foreign jurisdictions, the Company’s provision for income taxes could be materially impacted. The Company will continue to monitor whether these provisions will become applicable on an ongoing basis.

Tax Receivable Agreement

In connection with the Reorganization Transactions, the Company entered into a Tax Receivable Agreement (TRA) with OneStream Software LLC, KKR and other Continuing Members, and certain Former Members. Under the TRA, the Company will retain 15% of certain available tax savings and will be required to pay KKR and the other Continuing Members, and certain Former Members, the remaining 85% of such tax savings, if any, that are realized or deemed realized as a result of tax attributes, i.e., deferred tax assets. The amounts of any tax benefit to the Company that arises from future exchanges or redemptions of LLC Units will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions or exchanges and the price of shares of its Class A common stock at the time of such future redemption or exchange. The Company will only recognize a deferred tax asset for financial reporting purposes when it is “more-likely-than-not” that the tax benefit will be realized.

Based on the Company’s assessment, it is not more-likely-than-not that the Company will realize the tax benefit of any deferred tax asset resulting from the Reorganization Transactions and subsequent LLC Unit exchanges and redemptions, and therefore, the Company has established a full valuation against its U.S. deferred tax asset. As such, the Company has concluded that a TRA liability is not probable, and therefore no TRA liability has been recorded in the condensed consolidated financial statements as of March 31, 2025. Had the tax benefit been assessed to be more-likely-than-not to be realized, the maximum estimated TRA liability that could result from past exchanges would have been $140.4 million as of March 31, 2025.

NOTE 8 – STOCKHOLDERS’ / MEMBERS’ EQUITY

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

The rights of the holders of Class A common stock, Class B common stock, Class C common stock and Class D common stock are identical, except with respect to voting rights, conversion rights and economic rights. Each share of Class A common stock is entitled to one vote per share and has economic rights. Each share of Class B common stock is entitled to one vote per share, is cancellable upon the redemption or exchange of one LLC Unit for cash or one share of Class A common stock and has no economic rights. Each share of Class C common stock is entitled to ten votes per share, is cancellable upon the redemption or exchange of one LLC Unit for cash or one share of Class D common stock, is convertible into one share of Class B common stock and has no economic rights. Each share of Class D common stock is entitled to ten votes per share, is convertible into one share of Class A common stock and has economic rights.

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

ONESTREAM, INC.

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

Preferred Stock

As of March 31, 2025, there are no shares of preferred stock outstanding. Under the terms of the Company’s amended and restated certificate of incorporation, the board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series without shareholder approval. The board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Exchanges and Redemptions of LLC Units

During the three months ended March 31, 2025, certain Continuing Members redeemed 598,404 LLC Units, along with their corresponding shares of Class C common stock, in exchange for an equal number of shares of Class D common stock, which were all subsequently converted into Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company cancelled the exchanged shares of Class C common stock.

Conversions of Class D Common Stock

During the three months ended March 31, 2025, a total of 21,335,418 shares of Class D common stock were converted to Class A common stock by certain Former Members. Upon the completion of the conversion, the associated shares of Class D common stock were retired and will not be reissued.

NOTE 9 – NON-CONTROLLING INTERESTS

In connection with the Reorganization Transactions, OneStream, Inc. became the sole manager of OneStream Software LLC and accordingly consolidates the results of operations of OneStream Software LLC. The non-controlling interests balance on the Company’s condensed consolidated balance sheets represents the portion of LLC Units owned by the Continuing Members. Net (loss) income is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to vesting conditions. As of March 31, 2025, the non-controlling interests in OneStream Software LLC owned 26.1% with the remaining 73.9% owned by OneStream, Inc.

The ownership of the LLC Units is summarized as follows:

	Ownership			Ownership Percentage
	OneStream, Inc.	Continuing Members(1)	Total	OneStream, Inc.	Continuing Members(1)	Total
Balances as of December 31, 2024	173,652,398	62,857,813	236,510,211	73.4%	26.6%	100.0%
Exchange of Class C common stock	598,404	(598,404)	—	0.3%	(0.3)%	—
Vesting of LLC Units	—	62,504	62,504	—	—	—
Issuance of LLC Units in connection with equity-based compensation plans	1,819,189	—	1,819,189	0.2%	(0.2)%	—
Balances as of March 31, 2025	176,069,991	62,321,913	238,391,904	73.9%	26.1%	100.0%

(1) Excludes 1,009,302 and 1,071,806 LLC Units still subject to vesting conditions at March 31, 2025 and December 31, 2024, respectively.

ONESTREAM, INC.

NOTE 10 – EQUITY-BASED COMPENSATION

2019 Common Unit Option Plan (the 2019 Plan)

The following table summarizes the option activity under the 2019 Plan during the three months ended March 31, 2025 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	33,321	$10.58	7.63	$597,716
Forfeited / Cancelled	(169)	12.36
Exercised	(1,834)	8.40		31,870
Outstanding as of March 31, 2025	31,318	$10.70	7.43	$333,198
Vested and exercisable as of March 31, 2025	17,928	$9.08	6.73	$219,866

Total unrecognized equity-based compensation expense related to stock options granted under the 2019 Plan was $73.5 million as of March 31, 2025 and will be recognized over a weighted-average remaining service period of 2.4 years using the accelerated attribution method.

2024 Equity Incentive Plan (the 2024 Plan)

The following table summarizes the option activity under the 2024 Plan during the three months ended March 31, 2025 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,400	$20.00	9.56	$20,447
Forfeited / Cancelled	(3)	20.00
Exercised	—	—
Outstanding as of March 31, 2025	2,397	$20.00	9.31	$3,212
Vested and exercisable as of March 31, 2025	276	$20.00	9.32	$370

Total unrecognized equity-based compensation expense related to stock options granted under the 2024 Plan was $14.2 million as of March 31, 2025 and will be recognized over a weighted-average remaining service period of 3.3 years using the accelerated attribution method.

The following table summarizes the RSU activity during the three months ended March 31, 2025 (in thousands, except per share data):

	RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	355	$29.48
Granted	5,249	23.31
Vested	(7)	29.60
Forfeited / Cancelled	(16)	26.48
Outstanding as of March 31, 2025	5,581	$23.69

ONESTREAM, INC.

As of March 31, 2025, unrecognized compensation cost related to the RSUs was $129.7 million, which is expected to be recognized over a weighted-average remaining service period of 4.0 years. The Company recognized $2.4 million of equity-based compensation expense related to RSUs for the three months ended March 31, 2025.

2024 Employee Stock Purchase Plan (the ESPP)

In July 2024, in connection with the IPO, the Company’s board of directors adopted the ESPP with a total of 10,700,000 shares of Class A common stock reserved for issuance. The ESPP allows for the number of shares available for issuance under the plan to be automatically increased on the first day of each fiscal year following the fiscal year in which the first offering period under the ESPP commences, in an amount equal to the lesser of (i) 5,400,000 shares of Class A common stock, (ii) 1% of the outstanding shares of all series of the Company’s common stock on the last day of the immediately preceding fiscal year or (iii) such other number as determined by the Administrator (as defined in the ESPP).

The Company’s board of directors amended and restated the ESPP in January 2025 to provide for consecutive offering periods lasting approximately 24 months, and consisting of four purchase periods of approximately six months. An offering period generally starts on the first trading day on or after May 15 and November 15 of each year and ends on the last trading day of the applicable 24-month period. The initial offering period under the ESPP commenced on February 17, 2025 and will extend through the first trading day on or after May 15, 2027.

Eligible employees were permitted to participate in the ESPP as of February 17, 2025. The ESPP allows eligible employees to purchase the Company’s Class A common stock at a price per share equal to 85% of the fair market value, determined as of the lower of (i) the first trading day of the offering period or (ii) the last trading day of the offering period. Participants may contribute up to 15% of their eligible compensation to the ESPP, and share purchases are limited to a maximum of 3,000 shares for each participant during any purchase period. The ESPP allows participants to decrease contributions (1) once within a purchase period or (2) at any time for a future purchase period. Participants cannot increase contributions within a purchase period and may only increase contributions for future purchase periods. Participation may be ended at any time during an offering period, and automatically ends upon termination of employment. The ESPP also offers a rollover feature that provides for an offering period to be rolled over to a new, lower-priced offering if the stock price at the end of the purchase period is lower than on the first trading day of an offering period.

As of March 31, 2025, there have been no shares issued under the ESPP. As of March 31, 2025, total unrecognized equity-based compensation costs related to the ESPP was $4.7 million, which is expected to be recognized over a weighted-average remaining service period of 2.1 years. ESPP contributions accrued as of March 31, 2025 totaled $0.5 million and are included in accrued compensation on the condensed consolidated balance sheets. Employee contributions used to purchase shares under the ESPP will be reclassified to stockholders’ / members’ equity at the end of the offering period. Equity-based compensation expense related to the ESPP for the three months ended March 31, 2025 was not material.

DataSense Common Unit Awards

During the three months ended March 31, 2025, the Company recognized equity-based compensation expense of $2.4 million related to the LLC Units held by DataSense Holdings. As of March 31, 2025, unrecognized equity-based compensation cost related to these awards that are expected to vest was $8.2 million, which is expected to be recognized over a weighted-average remaining service period of 1.4 years. Refer to Note 3, Business Combinations, for further details on the acquisition.

ONESTREAM, INC.

Classification of Equity-Based Compensation Expense

Equity-based compensation expense was classified as follows in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of subscription	$706	$—
Cost of professional services and other	2,037	—
Sales and marketing	13,868	356
Research and development	10,548	105
General and administrative	10,750	652
Total equity-based compensation	$37,909	$1,113

NOTE 11 – NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2025 (in thousands, except per share amounts):

Three Months Ended March 31, 2025
Numerator:
Net loss	$(32,651)
Less: net loss attributable to non-controlling interests	(8,635)
Net loss attributable to OneStream, Inc.	$(24,016)
Denominator:
Weighted-average shares of Class A and Class D common stock outstanding–basic and diluted	174,729
Net loss per share:
Net loss per share of Class A and Class D common stock–basic and diluted	$(0.14)

Shares of Class B common stock and Class C common stock do not share in the earnings or losses of OneStream, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B and Class C common stock under the two-class method has not been presented.

The potentially dilutive shares of common stock are comprised of outstanding stock options, RSUs and purchase rights committed under the ESPP, and are computed using the treasury stock method. The effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive.

The following table contains outstanding share totals with a potentially dilutive impact (in thousands):

Three Months Ended March 31, 2025
Stock options	33,715
RSUs	5,581
Purchase rights committed under the ESPP	526
Total	39,822

ONESTREAM, INC.

NOTE 12 – REVENUE RECOGNITION

The Company derives revenue primarily from sales of subscription services, which consists of revenue from software-as-a-service (SaaS), cloud computing and post-contract customer support (PCS). Subscription revenue from SaaS and PCS is recognized ratably over the contractual term of the arrangement, beginning on the date the service is made available to the customer, and revenue from cloud computing is recognized on a consumption basis during the contractual term of the arrangement. The Company also derives revenue from the sales of software licenses and from professional services. License revenue is recognized at the point in time when the customer is able to use and benefit from the software and revenue from professional services and other is recognized as the services are performed.

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$88,737	$76,293
Other	47,572	33,998
Total revenue	$136,309	$110,291

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

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors, including the aging of the receivable balance, historical experience and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. As of March 31, 2025 and December 31, 2024, the balance in the allowance for credit losses was $1.4 million and $1.9 million, respectively. Bad debt expense, which is presented in the condensed consolidated statements of operations as general and administrative, was not material for the three months ended March 31, 2025 and was $0.9 million for the three months ended March 31, 2024.

Deferred revenue consists of customer billings in advance of revenue being recognized. The Company primarily invoices its customers for its SaaS arrangements, PCS and term-based software licenses in equal annual installments at the beginning of each year within the contractual period, though certain contracts require invoicing for the entire arrangement in advance. Amounts anticipated to be recognized within one year of the balance sheet date are recorded on the condensed consolidated balance sheets as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent.

The balance of deferred revenue will fluctuate based on timing of invoices and recognition of revenue. The amount of revenue recognized during the three months ended March 31, 2025 that was included in deferred revenue at the beginning of the period was $96.7 million.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations as of March 31, 2025 was $1,139.8 million. The Company expects to recognize approximately 40% of this amount as revenue in the next 12 months with the remaining balance recognized thereafter.

ONESTREAM, INC.

NOTE 13 – RELATED PARTY TRANSACTIONS

DataSense

Prior to the acquisition of DataSense, the Company was a party to consulting and software development services agreements with DataSense. The Company’s co-founder, chairman and CEO, Thomas Shea, is the father of Andrew Shea, who was the chief executive officer and an equity holder in DataSense until its acquisition by the Company. The Company paid $1.1 million during the three months ended March 31, 2024 under the consulting and software development services agreements with DataSense, which are included in the Company’s research and development expenses.

Refer to Note 3, Business Combinations, for further details on the acquisition of DataSense.

NOTE 14 – SUBSEQUENT EVENTS

Asset Purchase Agreement

In May 2025, the Company, pursuant to an Asset Purchase Agreement, acquired three partner developed solutions, AllocateIt, DrillIt and ToolkIt, for cash consideration in an amount of $3.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this report, and our audited consolidated financial statements and the related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We generate the substantial majority of our revenue from the sale of access to our platform, either pursuant to software-as-a-service, or SaaS, contracts that we account for as subscription revenue or pursuant to perpetual or term‑based software licenses that we account for as license revenue. Subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We refer to these revenue streams collectively as software revenue, which represented 94% and 92% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. Software revenue is driven primarily by our number of customers, the number of users at each customer, the price of subscriptions and user licenses and renewal rates.

Since 2023, customers on SaaS contracts accounted for the majority of our total revenue and more than 90% of our new customers have been on SaaS contracts. Prior to the third quarter of 2020 when we introduced our current SaaS-based model, we sold access to our platform on a perpetual or term-based license basis. We expect revenue from SaaS contracts to contribute an increasing portion of total revenue over time, but we may continue to offer licenses to certain customers in limited circumstances, such as government agencies or large enterprises in heavily regulated industries. A majority of our SaaS contracts and term‑based licenses have three-year terms, although terms currently range from less than one year up to ten years. Most of our contracts are non-cancellable. We had $1,139.8 million and $1,103.9 million in remaining performance obligations as of March 31, 2025 and December 31, 2024, respectively, consisting of both billed and unbilled consideration.

We also generate revenue from the sale of professional services, including consulting, implementation and configuration services and training, but we are increasingly leveraging our partners to provide these services. Professional services represented 6% and 8% of total revenue in the three months ended March 31, 2025 and 2024, respectively.

We generate the majority of our total revenue from customers located in the United States; however, revenue generated from customers outside of the United States accounted for 35% and 31% of our total revenue in the three months ended March 31, 2025 and 2024, respectively, and we are focused on growing our international business.

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

Acquiring New Customers

The most significant driver of our year-over-year software revenue growth is the signing of new customers in the preceding 12 months. We had 1,646 and 1,423 customers as of March 31, 2025 and 2024, respectively, representing year-over-year growth of 16%. We define a customer as an entity with an active contract as of the measurement date; organizations with multiple divisions, segments or subsidiaries may be counted as multiple customers. Our results of operations and growth depends in part on our ability to attract new customers and we believe there is a significant opportunity to grow our customer base. We primarily rely on our marketing efforts, direct sales force and go-to-market partners to attract new customers. Our ability to achieve significant revenue growth in the future will be dependent on our ability to effectively attract, retain and train sales personnel, both domestically and internationally, particularly with experience selling to larger enterprises. Growing, educating and nurturing our partner ecosystem is also critical to our customer acquisition as we increasingly rely on partners to support the implementation of our platform and delivery of our applications. We believe a productive partner ecosystem accelerates the adoption of our platform and enables more efficient implementation. We intend to continue to invest in expanding our partnership ecosystem and in enhanced education and training for our existing partners.

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

International Expansion

Revenue generated from customers outside of the United States accounted for 35% and 31% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. In addition to our offices and customers throughout the United States, we maintain offices in Australia, Europe and Singapore, and our customers are located in approximately 45 countries. We believe there is a significant opportunity to grow our international business and plan to continue to invest in personnel, office space, marketing and data center capacity to support our international growth.

Innovating and Advancing Our Platform

We intend to continue to invest in our research and development to expand and enhance our platform’s features and capabilities to drive further adoption, both within the Office of the CFO and by users outside the finance organization. These include enhancing our platform’s performance, functionality and user experience by expanding its core solutions, developing new applications and growing the OneStream Solution Exchange to maintain and extend our technology leadership. In addition, we remain committed to investing in quantitative and generative AI-enabled solutions that are purpose-built for the Office of the CFO.

Mix of Subscription Revenue and License Revenue

Our total revenue is affected by changes in the mix of our subscription revenue and license revenue. For the three months ended March 31, 2025, subscription revenue and license revenue represented 92% and 3% of our total revenue, respectively, compared to 87% and 6%, respectively, for the three months ended March 31, 2024. We generate the substantial majority of our revenue from the sale of access to our platform, primarily pursuant to SaaS contracts that we account for as subscription revenue. SaaS contracts have made up more than 90% of our new customer contracts since 2023. In addition to SaaS contracts, subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We recognize revenue from our SaaS contracts, customer support and software maintenance ratably over the contract term. Before we introduced our SaaS-based model in 2020, we sold access to our platform under term-based or perpetual licenses, which we account for as license revenue. We recognize license revenue when our software is first made available to the customer or upon commencement of the license term, if later. For additional information about the components of our subscription revenue and license revenue, see the sections titled “—Components of Results of Operations—Subscription Revenue” and “—License Revenue.”

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

Gross Profit and Gross Margin; Software Gross Profit and Software Gross Margin

Gross profit equals revenue less cost of revenue, and gross profit as a percentage of total revenue is referred to as gross margin. Our software gross profit, which equals our software revenue less subscription costs, was $97.3 million and $78.8 million in the three months ended March 31, 2025 and 2024, respectively. Our gross margin was 68% and 69% in the three months ended March 31, 2025 and 2024, respectively, while our software gross margin, which is our software gross profit as a percentage of software revenue, was 76% and 77% in the three months ended March 31, 2025 and 2024, respectively. Gross margin and software gross margin have been and will continue to be affected by various factors, including the mix between revenue from SaaS contracts and term-based licenses, the timing of our acquisition of new customers and the renewal of and expansion of sales to existing customers, support and maintenance, the costs associated with operating our platform, the extent to which we expand our customer support team, the recognition of equity-based compensation and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. In addition, we have benefited from a hybrid approach where we have evolved our cloud computing contracts and model to enable more flexibility with our cost structure and improved efficiency of our offering. We expect our gross profit and software gross profit to increase in absolute dollars as total revenue and software revenue increases. We also expect our gross margin and software gross margin to increase over time, although they may fluctuate from period to period.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, variable compensation and equity-based compensation. Research and development expenses also include outside services, cloud hosting and computing costs dedicated for use by our research and development functions, operating lease costs and related office expenses, software and other subscriptions and dues and allocated overhead. We have invested, and intend to continue to invest, in developing technology to support our growth. We plan to increase our investment in research and development over the foreseeable future as we continue to grow our business, although research and development expenses may fluctuate as a percentage of our total revenue from period to period. This expected increase in research and development expenses is primarily driven by a focus on further developing our platform.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues:
Subscription	$125,100	$95,687
License	3,698	6,179
Professional services and other	7,511	8,425
Total revenue	136,309	110,291
Cost of revenues:
Subscription(1)	31,487	23,106
Professional services and other(1)	12,091	10,922
Total cost of revenue	43,578	34,028
Gross profit	92,731	76,263
Operating expenses:
Sales and marketing(1)	67,622	48,309
Research and development(1), (2)	35,002	16,924
General and administrative(1)	29,980	16,410
Total operating expenses	132,604	81,643
Loss from operations	(39,873)	(5,380)
Interest income, net	5,937	1,636
Other income (expense), net	1,705	(900)
Loss before income taxes	(32,231)	(4,644)
Provision for income taxes	420	315
Net loss	$(32,651)	$(4,959)
Less: Net loss attributable to non-controlling interests	(8,635)	—
Net loss attributable to OneStream, Inc.	$(24,016)	$(4,959)

(1)
Includes equity-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of subscription	$706	$—
Cost of professional services and other	2,037	—
Sales and marketing	13,868	356
Research and development	10,548	105
General and administrative	10,750	652
Total equity-based compensation	$37,909	$1,113

(2)
Amounts include certain expenses incurred with related parties. See Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

The following table presents the components of our results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2025	2024
Revenues:
Subscription	92%	87%
License	3	6
Professional services and other	6	8
Total revenue	100	100
Cost of revenues:
Subscription	23	21
Professional services and other	9	10
Total cost of revenue	32	31
Gross margin	68	69
Operating expenses:
Sales and marketing	50	44
Research and development	26	15
General and administrative	22	15
Total operating expenses	97	74
Loss from operations	(29)	(5)
Interest income, net	4	1
Other income (expense), net	1	(1)
Loss before income taxes	(24)	(4)
Provision for income taxes	0	0
Net loss	(24)	(4)
Less: Net loss attributable to non-controlling interests	(6)	—
Net loss attributable to OneStream, Inc.	(18)%	(4)%

Totals of percentage of revenue may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands)
Subscription	$125,100	$95,687	31%
License	3,698	6,179	(40)
Professional services and other	7,511	8,425	(11)
Total revenue	$136,309	$110,291	24

Total revenue was $136.3 million for the three months ended March 31, 2025 compared to $110.3 million for the three months ended March 31, 2024, an increase of $26.0 million, or 24%.

Subscription revenue was $125.1 million, or 92% of total revenue, for the three months ended March 31, 2025 compared to $95.7 million, or 87% of total revenue, for the three months ended March 31, 2024. The increase of $29.4 million, or 31%, was primarily driven by the acquisition of new customers and existing customers expanding their use of our platform.

License revenue was $3.7 million, or 3% of total revenue, for the three months ended March 31, 2025 compared to $6.2 million, or 6% of total revenue, for the three months ended March 31, 2024. The decrease of $2.5 million, or 40%, was primarily driven by our continued shift to a SaaS-based model from our license-based model. We generated the majority of our revenue for the three months ended March 31, 2025 and 2024 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $7.5 million, or 6% of total revenue, for the three months ended March 31, 2025 compared to $8.4 million, or 8% of total revenue, for the three months ended March 31, 2024. The decrease of $0.9 million was primarily driven by our strategy of leveraging our growing partner network to provide implementation services and timing of our customers’ implementation projects.

Cost of Revenues

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands)
Subscription	$31,487	$23,106	36%
Professional services and other	12,091	10,922	11
Total cost of revenue	$43,578	$34,028	28

Total cost of revenue was $43.6 million for the three months ended March 31, 2025 compared to $34.0 million for the three months ended March 31, 2024, an increase of $9.6 million, or 28%.

Cost of subscription revenue was $31.5 million for the three months ended March 31, 2025 compared to $23.1 million for the three months ended March 31, 2024, an increase of $8.4 million, or 36%. The increase was primarily due to an increase in third-party direct server and cloud storage costs of $6.0 million to accommodate higher customer demand, an increase in employee compensation costs of $1.6 million, driven by an increase in post-IPO equity-based compensation expense of $0.7 million and higher headcount, and an increase in outside services and subscriptions of $0.8 million.

Cost of professional services and other revenue was $12.1 million for the three months ended March 31, 2025 compared to $10.9 million for the three months ended March 31, 2024, an increase of $1.2 million, or 11%. The increase was primarily due to an increase in employee compensation costs of $1.5 million, driven by an increase in post-IPO equity-based compensation expense of $2.0 million, which was partially offset by lower headcount.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2025	2024	% Change
	(dollars in thousands)
Software gross profit	$97,311	$78,760	24%
Professional services and other gross loss	(4,580)	(2,497)	83
Total gross profit	$92,731	$76,263	22
Software gross margin	76%	77%
Professional services and other gross margin	(61)	(30)
Total gross margin	68	69

Gross profit was $92.7 million for the three months ended March 31, 2025 compared to $76.3 million for the three months ended March 31, 2024, an increase of $16.5 million, or 22%. The increase in gross profit was primarily the result of the acquisition of new customers and existing customers expanding their use of our platform, partially offset by an increase in post-IPO equity-based compensation expense.

Gross margin was 68% for the three months ended March 31, 2025 compared to 69% for the three months ended March 31, 2024. The decrease in gross margin was primarily driven by the increase in post-IPO equity-based compensation expense and sales mix.

Operating Expenses

	Three Months Ended March 31,
	2025	2024	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$67,622	$48,309	40%
Research and development	35,002	16,924	107
General and administrative	29,980	16,410	83
Total operating expenses	$132,604	$81,643	62
Percentage of total revenue:
Sales and marketing	50%	44%
Research and development	26	15
General and administrative	22	15

Sales and Marketing

Sales and marketing expenses were $67.6 million for the three months ended March 31, 2025 compared to $48.3 million for the three months ended March 31, 2024, an increase of $19.3 million, or 40%. The increase was primarily driven by an increase in employee compensation costs of $18.6 million, related to higher post-IPO equity-based compensation expense of $13.9 million and higher headcount, and increases in outside services and software subscriptions of $0.9 million.

Research and Development

Research and development expenses were $35.0 million for the three months ended March 31, 2025 compared to $16.9 million for the three months ended March 31, 2024, an increase of $18.1 million, or 107%. The increase was primarily driven by an increase in employee compensation costs of $17.6 million, related to an increase in post-IPO equity-based compensation expense of $10.5 million and higher headcount related to the DataSense acquisition, and amortization of acquired intangibles of $0.3 million.

General and Administrative

General and administrative expenses were $30.0 million for the three months ended March 31, 2025 compared to $16.4 million for the three months ended March 31, 2024, an increase of $13.6 million, or 83%. The increase was primarily driven by an increase in employee compensation costs of $11.7 million related to higher post-IPO equity-based compensation expense of $10.7 million and higher headcount, and increases in outside services and software subscription costs of $2.0 million.

Other Income and Expenses

Interest Income, Net

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands)
Interest income, net	$5,937	$1,636	NM

NM = Not Meaningful.

Interest income, net was $5.9 million for the three months ended March 31, 2025 compared to $1.6 million for the three months ended March 31, 2024, an increase of $4.3 million. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income (Expense), net

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands)
Other income (expense), net	$1,705	$(900)	NM

NM = Not Meaningful.

Other income, net was $1.7 million for the three months ended March 31, 2025 compared to other expense, net of $0.9 million for the three months ended March 31, 2024. Other income, net of $1.7 million for the three months ended March 31, 2025 consists primarily of gains from foreign currency translation. Other expense, net of $0.9 million for the three months ended March 31, 2024 consists primarily of losses from foreign currency translation.

Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands)
Provision for income taxes	$420	$315	33%

Provision for income taxes was $0.4 million for the three months ended March 31, 2025 compared to $0.3 million for the three months ended March 31, 2024, an increase of $0.1 million, or 33%. Provision for income taxes consists primarily of current income taxes in foreign and state jurisdictions.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, we believe that non-GAAP operating loss and free cash flow, the non-GAAP financial measures presented in this report, provide users of our financial information with additional useful information in evaluating our performance and liquidity and allows them to more readily compare our results across periods without the effect of non-cash items and other items as detailed below. Additionally, our management and board of directors use our non-GAAP financial measures to evaluate our performance and liquidity, identify trends and make strategic decisions.

There are limitations to the use of the non-GAAP financial measures presented in this report. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. Our non-GAAP financial measures should not be considered in isolation or as alternatives to loss from operations, net cash provided by operating activities or any other measure of financial performance calculated and presented in accordance with GAAP.

Non-GAAP Operating Loss

We define non-GAAP operating loss as loss from operations adjusted for non-cash, non-operational and non-recurring items, including equity-based compensation expense, employer taxes on employee stock transactions, and amortization of acquired intangible assets.

The principal limitation of non-GAAP operating loss is that it excludes significant expenses that are required by GAAP to be recorded in our consolidated financial statements, including equity-based compensation expense, employer taxes on employee stock transactions, and amortization of acquired intangible assets that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP operating loss to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Loss from operations	$(39,873)	$(5,380)
Equity-based compensation expense	37,909	1,113
Employer taxes on employee stock transactions	1,167	—
Amortization of acquired intangible assets	275	—
Non-GAAP operating loss	$(522)	$(4,267)

Free Cash Flow

We define free cash flow as net cash provided by operating activities less purchases of property and equipment.

The principal limitations of free cash flow are that it does not reflect our future capital commitments and it does not represent the total increase or decrease in our cash balance for a given period.

The following table provides a reconciliation of free cash flow to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$36,197	$25,540
Purchases of property and equipment	(380)	(690)
Free cash flow	35,817	24,850
Net cash used in investing activities	$(380)	$(690)
Net cash provided by (used in) financing activities	$13,314	$(351)

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception we have financed operations primarily through the sale of equity securities and payments received from our customers. As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $593.9 million, which were held primarily for working capital purposes, and the undrawn portion of our credit facility of $150.0 million. Our cash and cash equivalents consisted of money market funds and bank deposits. We believe our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our projected operating requirements and known contractual obligations for at least the next 12 months.

A substantial source of our cash is from our deferred revenue, as we generally invoice customers in equal annual installments at the beginning of each year within the contractual period. Deferred revenue, which is included on our condensed consolidated balance sheets as a liability, consists of the unearned portion of billed fees for our subscriptions, which we recognize as revenue as our performance obligations are satisfied in accordance with our revenue recognition policy. As of March 31, 2025, we had deferred revenue of $259.8 million, of which $255.3 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

Credit Facility

We have a revolving credit facility that allows us to borrow up to $150.0 million for working capital and for other general corporate purposes through October 27, 2028. As of March 31, 2025, we had no borrowings outstanding under our credit facility.

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

The credit facility is secured by substantially all our assets and contains certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens and the payment of dividends. We must also not permit the ratio of our indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and we are required to maintain $50.0 million in liquidity. We were in compliance with the covenants contained in the agreement as of March 31, 2025.

Tax Receivable Agreement

Under the TRA we are generally required to pay cash to the TRA Members, which include KKR and other Continuing Members and certain Former Members, in the amount of 85% of the applicable savings, if any, in income tax that we realize, or that we are deemed to realize, as a result of (1) certain tax attributes that are created as a result of the exchanges or redemptions of their LLC Units (calculated under certain assumptions), (2) any net operating losses available to us as a result of the Blocker Mergers, (3) tax benefits related to imputed interest and (4) payments under such TRA. We will continue to be required to make such payments to the TRA Members even after they have exchanged or redeemed all of their LLC Units.

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

Cash Flows

The following table summarizes our cash flow activities for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$36,197	$25,540
Net cash used in investing activities	(380)	(690)
Net cash provided by (used in) financing activities	13,314	(351)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 of $36.2 million was the result of a net loss of $32.7 million and other noncash operating activities of $0.7 million, which were more than offset by noncash charges for equity-based compensation of $37.9 million, amortization of deferred commissions of $5.7 million, depreciation and amortization of $1.0 million, and noncash operating lease expense of $0.9 million. Changes in working capital were favorable to cash flows from operating activities by $24.0 million primarily due to an increase in deferred revenue of $16.0 million, an increase in accounts payable of $8.9 million, a decrease in accounts receivable, net of $3.9 million, a decrease in prepaid expenses of $0.7 million and an increase in accrued and other liabilities of $0.6 million, partially offset by an increase in deferred commissions of $6.1 million.

Net cash provided by operating activities for the three months ended March 31, 2024 of $25.5 million was due to a net loss of $5.0 million, which was more than offset by noncash charges for amortization of deferred commissions of $4.6 million, equity-based compensation of $1.1 million, depreciation and amortization of $0.7 million, noncash operating lease expense of $0.7 million, and other noncash items of $1.2 million. Changes in working capital were favorable to cash flows from operating activities by $22.2 million primarily due to a decrease in accounts receivable, net of $17.6 million, an increase in deferred revenue of $8.3 million, an increase in accounts payable of $5.4 million and a decrease in prepaid expenses and other assets of $0.2 million, partially offset by an increase in deferred commissions of $4.9 million and a decrease in accrued and other liabilities of $4.4 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 of $0.4 million consisted entirely of cash used for purchases of property and equipment, primarily related to capitalized software costs.

Net cash used in investing activities for the three months ended March 31, 2024 of $0.7 million consisted entirely of purchases of property and equipment of $0.7 million, primarily related to leasehold improvements to support our expanding footprint.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 of $13.3 million consisted of proceeds from option exercises of $15.1 million, which was partially offset by payments of deferred offering costs related to our IPO of $1.8 million.

Net cash used in financing activities for the three months ended March 31, 2024 of $0.4 million consisted entirely of payments of deferred offering costs related to our IPO.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2025:

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
		(in thousands)
Operating lease obligations	$21,345	$3,142	$6,560	$5,051	$6,592
Purchase obligations	34,897	26,123	8,667	107	—
Total	$56,242	$29,265	$15,227	$5,158	$6,592

In addition to the contractual obligations included in the table above, in 2022 we entered into a five-year commercial agreement with a vendor pursuant to which we have committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement. In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of March 31, 2025, our total remaining commitment under this agreement was $212.4 million.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, if any, refer to Note 2, “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 in this report.

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

Interest Rate Risk

As of March 31, 2025, we had $593.9 million of cash and cash equivalents, which consisted primarily of money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Borrowings on our credit facility incur interest at the rates described in the section titled “—Liquidity and Capital Resources—Credit Facility.” We do not believe that a hypothetical 10% change in interest rates would have had a material impact on our operating results or cash flows for the periods presented in this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition or prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

Some of our competitors have made or could make acquisitions of businesses or could enter into strategic partnerships, including partnerships with cloud providers, which allow them to offer more competitive and comprehensive products or pricing terms. As a result, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these platforms and applications to market, initiate or withstand substantial price competition or develop and expand their product and service offerings more quickly than we can. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid‑size software firms and consequently customers’ willingness to purchase from such firms.

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

We are focused on creating a modern, unified platform for the Office of the CFO in a rapidly evolving industry and market acceptance of our platform is critical to our continued success. Our platform and applications are relatively new, continue to evolve and have been developed to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not increasingly allocate their budgets to solutions like ours or if we do not succeed in convincing potential customers that our platform should be an integral part of their approach to their enterprise performance management, or EPM, our sales might not grow as quickly as anticipated, or at all. Our business is substantially dependent on businesses recognizing that EPM inefficiencies are pervasive and are not effectively addressed by legacy approaches. Economic uncertainty or volatility, including as a result of tariffs imposed by the U.S. or foreign governments or a global trade war, or future deterioration in general economic, market, political or social conditions, might also cause our customers to cut or delay their information technology or other business spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our platform as too costly or as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, operating results, financial condition and growth prospects will be materially and adversely affected.

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
•
general economic conditions, including tariffs or a global trade war, that might harm either our customers’ ability or willingness to expand their usage of our platform, delay a prospective customer’s purchasing decision or affect customer retention;
•
changes in foreign currency exchange rates;
•
impact of applicable tax laws, rules and regulations;
•
the impact of new accounting pronouncements; and

•
the timing and the amount of grants or vesting of equity awards to employees.

Many of these factors are outside of our control and difficult to forecast, and the occurrence of one or more of them might cause our revenue, operating results and cash flows to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue, operating results and cash flows might not be meaningful and should not be relied upon as an indication of future performance.

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

Government demand and payment for our platform is affected by evolving procurement policies and priorities, public sector budgetary cycles and funding authorizations, as well as government fiscal and contracting policies. The current administration has stated its intent to evaluate overall government spending, including through the formation of the Department of Government Efficiency. Related pressures on and uncertainty surrounding the U.S. federal government’s budget could adversely affect staffing levels and funding for government agencies that purchase our products, which could, in turn, adversely affect demand for our platform or result in contract terminations or reductions. If expected sales to a government entity or highly regulated organization for a particular quarter are not realized in that quarter, at certain scale, or at all, our business, operating results, financial condition and growth prospects could be adversely affected.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales and general and administrative functions. In particular, Mr. Shea, our co-founder and chief executive officer, provides our strategic direction, is one of our core solution architects and has built and maintained what we believe is an attractive workplace culture. From time to time, there might be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. If we are not successful in integrating new key employees into our organization or implementing organizational changes at the executive level, such failure could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, especially our chief executive officer, could harm our business.

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

Recent macroeconomic conditions, including the effect of tariffs imposed by the U.S. or foreign governments or a global trade war, fluctuations in inflation, higher interest rates, which can increase borrowing costs, global banking system instability, wars and conflicts in Ukraine/Russia, Israel/Gaza and throughout the Middle East, other geopolitical tensions and labor strikes have negatively impacted the global economy, disrupted global supply chains and created continued uncertainty, volatility and disruption of financial markets. They have also caused customers and potential customers to optimize consumption, rationalize budgets and prioritize cash flow management. As a result, we have experienced, and may in the future experience, the lengthening of sales cycles and a negative impact on customer acquisition and renewals, customer collections and our sales and marketing efforts. These and other direct and indirect impacts of unfavorable macroeconomic conditions on us and our customers and potential customers could adversely affect our business, operating results, financial condition and growth prospects.

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

We may acquire or invest in other businesses, products or technologies that we believe could further complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of our management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not they are completed. If we do complete acquisitions or investments, we may not ultimately strengthen our competitive position or achieve our goals, and any transactions we complete could be viewed negatively by customers, partners or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the operating results of the combined company could be adversely affected. In addition, we may not successfully evaluate or use the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, we cannot guarantee that any company we may acquire, or any company from which we may acquire an asset, has appropriately created, maintained or enforced intellectual property rights in their technology, potentially subjecting us to infringement claims if we were to adopt or use such technology. Indemnification and other rights under acquisition documents may be limited in term and scope and may therefore provide little or no protection from these risks.

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

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property rights, privacy, data protection, cybersecurity, consumer protection, stockholder rights, securities, tax, labor and employment, commercial disputes and other matters that could adversely affect our business, operating results and financial condition. As a newly public company our business and operating results are more visible, which may increase the risk of threatened or actual litigation, regulatory disputes and government investigations. Legal and regulatory proceedings and government investigations may be protracted and expensive and the results are difficult to predict. Certain of these matters could include speculative claims for substantial or indeterminate amounts of damages and claims for indemnification, contribution or injunctive relief. Additionally, our litigation and other associated costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings, disputes or investigations may result in significant settlement costs or judgments, penalties and fines or require us to modify our platform, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, operating results and financial condition.

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

Further, entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. Termination of or limitations on our relationships with foreign third parties can also occur if U.S. legislation, sanctions, trade restrictions or other U.S. and foreign regulatory requirements, prohibitions or restrictions, limit or prevent our ability to enter into arrangements with such foreign third parties. For example, the Department of Justice recently issued a final rule, effective in April 2025, that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to service providers or vendors located in China or with other specified links to China (and other designated countries). We also may be required to re-examine current contracts or engage in new contract negotiations with third parties that aid in processing data on our behalf or otherwise have access to personal data. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. These and other future further regulations, legislation, sanctions or restrictions could adversely impact our current or future third-party arrangements, and may add expenses or unforeseen burdens to the process of contracting with service providers. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.

International sales of our platform are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control. Obtaining the necessary authorizations, including any required license, for a particular export or sale might be time-consuming, is not guaranteed and might result in the delay or loss of sales opportunities. U.S. export controls and economic and trade sanctions prohibit the export, re-export or transfer of products and services to U.S. embargoed or sanctioned countries and their governments and sanctioned or restricted persons, which we refer to as prohibited persons. Even though we take precautions to prevent our platform from being provided in violation of sanctions, our platform could be sold by resellers or could be used by persons in sanctioned countries or prohibited persons despite such precautions. Failure to comply with the U.S. import and export control, and trade and economic sanctions could have negative consequences, including government investigations, penalties and reputational harm. We and our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, fines and, in extreme cases, the incarceration of responsible employees or managers. We also could suffer reputational harm and penalties if our resellers fail to obtain appropriate import, export or re-export licenses or authorizations.

In addition, various countries regulate the import of encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement or access our platform in those countries. Changes in export, sanctions and import laws and regulations could create delays in the introduction and sale of our platform in international markets, prevent our customers with international operations from accessing our platform or, in some cases, prevent the export or import of our platform to some countries, governments or persons altogether. Any change in export or import laws and regulations, trade and economic sanctions or related laws and regulations, shifts in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform or in our decreased ability to export or sell our platform to existing or potential customers with international operations. Any limitation on our ability to export or sell our platform would likely cause its overall use to decrease and harm our business, operating results and financial condition.

In addition, tariff-related actions also may indirectly affect our business through impacts on our customers, who may be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession.

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

We have implemented various controls, systems and processes intended to secure our systems and the information on it. However, we cannot guarantee that these measures will be effective or that technical errors or attempted security breaches or disruptions would not be successful or damaging. Even if the vulnerabilities that may lead to an incident are identified, we may be unable to adequately investigate or remediate for any number of reasons, including due to attackers using tools (including AI) and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence. In the normal course of business, we, like many other companies, are and have been the target of malicious cyberattack attempts and have experienced other security incidents. To date, such identified security events have not been material to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks or other security breaches or incidents will not be material. Additionally, as our market presence grows, we, and service providers who store or otherwise process data on our behalf, and other third parties on which we rely, may face increased risks of cyberattack attempts or security threats. We are reliant on third-party security measures to protect against unauthorized access, cyberattacks and other security breaches and incidents and the mishandling of customer, employee and other confidential or sensitive data and we may be required to expend significant time and resources to address any security breaches or incidents related to the failure of those third-party security measures. Our ability to monitor our third-party service providers’ cybersecurity, and that of other third parties on which we rely, is limited, and in any event, attackers may be able to circumvent the security measures of our third-party service providers or other third parties on which we rely. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks, or those of other third parties on which we rely, have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our platform, core solutions and applications.

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

We cannot yet determine the full impact these laws and regulations or any future laws, regulations and standards may have on our business. Such laws, regulations and standards are often subject to differing interpretations and these or other laws or regulations relating to privacy, data protection and cybersecurity may be inconsistent among jurisdictions. These and other actual or asserted requirements could reduce demand for our service, increase our costs, impair our ability to grow our business, restrict our ability to store and process data or, in some cases, impact our ability to offer our platform, core solutions or applications in some locations and may subject us to liability. Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other actual or asserted legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our platform, core solutions or applications and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new core solutions and applications could be limited.

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

Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we cease to be an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Further, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight might be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis, and we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company.

Once we are required to comply with the auditor attestations requirements pursuant to Section 404 of the Sarbanes-Oxley Act, we expect that it will substantially increase our compliance costs. In addition, our testing of key controls over financial reporting, or the subsequent testing by our independent registered public accounting firm once required under the Sarbanes-Oxley Act, may reveal deficiencies in our internal control over financial reporting that are deemed to be a material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be a material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in applicable tax laws and regulations, as well as other factors, including the possibility of retroactive effect, could cause us to experience fluctuations in our tax obligations and effective tax rates and could affect our tax positions and/or our tax liabilities. For example, beginning in 2022, the Internal Revenue Code eliminated the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen tax years, respectively. Additionally, recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and use foreign tax credits, as well as changes to U.S. tax laws that might be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities might increase our worldwide effective tax rate and adversely affect our operating results and financial condition. There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. While some countries, including certain members of the EU, among other jurisdictions, have issued laws and regulations to conform to this regime that became effective as of January 1, 2024, we have determined that we are not yet subject to Pillar Two rules. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two rules may have on our business, operating results and financial condition. Further, unilateral measures such as digital services taxes, corresponding tariffs in response to such measures, and other retaliatory measures could create additional uncertainty and may adversely impact our business. The risk of being subjected to a digital services tax may be increased in an environment of escalated and changing international trade measures, as exemplified by the recently increased and additional tariffs imposed by the United States, and the corresponding risk of retaliatory trade measures by countries affected by these measures. If these proposals or other unanticipated proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.

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

In connection with the Reorganization Transactions, we entered into the TRA with the TRA Members (including KKR). Under the TRA, we are generally required to pay cash to the TRA Members in the amount of 85% of the applicable savings, if any, in income tax that we realize, or that we are deemed to realize, as a result of (1) certain tax attributes that are created as a result of the exchanges or redemptions of their LLC Units (calculated under certain assumptions), (2) any net operating losses available to us as a result of the Blocker Mergers, (3) tax benefits related to imputed interest and (4) payments under such TRA. We will continue to be required to make such payments to the TRA Members even after they have exchanged or redeemed all of their LLC Units.

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

As a result of the exchanges or redemptions made under our structure, we might incur a TRA liability. We do not expect to record a TRA liability until it is probable that we will incur a liability, and we are able to reasonably estimate the amount, based on our ability to realize some of all of the tax benefits associated with the exchanges or redemptions. We estimate that the total unrecorded TRA liability that could result from past exchanges and redemptions as of March 31, 2025 is $140.4 million. For additional information, see Note 7, “Income Taxes” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Our Class C common stock has ten votes per share, our Class D common stock has ten votes per share and our Class A common stock, which is our publicly traded stock, has one vote per share. As of May 2, 2025, the holders of our Class C common stock and our Class D common stock, including KKR (which is one of the TRA Members entitled to the payments under the TRA) and our co-founder and chief executive officer, collectively hold more than 95% of the voting power of our outstanding capital stock. As a result, the holders of our Class C common stock and our Class D common stock have the ability to control or significantly influence any action requiring approval of our stockholders, including the election and removal of our directors, amendments to our certificate of incorporation and bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change in control of our company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of other stockholders. In addition, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). This concentration of voting power with the holders of our Class C common stock and our Class D common stock, and KKR’s director nomination rights, may have a negative impact on the price of our Class A common stock.

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
•
legal proceedings, regulatory disputes or government investigations threatened or initiated against us; and
•
volatile macroeconomic conditions and other events or factors, including those resulting from war, incidents of terrorism, natural disasters, tariffs and trade wars, pandemics or other public health crises, or responses to these conditions or events.

In addition, the stock markets, and in particular the Nasdaq Global Select Market on which our Class A common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility or following a public offering. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and adversely affect our business, operating results, financial condition and cash flows.

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

As of May 2, 2025, an aggregate of 63,331,215 shares of Class D common stock are issuable upon the redemption of LLC Units held by the Continuing Members (and the cancelation of an equal number of shares of Class C common stock held by them), subject to the conditions set forth in the Amended LLC Agreement, and such shares of Class D common stock are in turn convertible into shares of our Class A common stock on a one-for-one basis. In addition, as of May 2, 2025, an aggregate of 100,860,889 shares of outstanding Class D common stock are likewise convertible into shares of our Class A common stock on a one-for-one basis.

Under our registration rights agreement, as of May 2, 2025, certain of our existing stockholders, including KKR and members of our management, have the right, subject to the conditions set forth in the registration rights agreement, to require us to file registration statements covering the resale of up to 126,045,328 shares of Class A common stock issued or issuable upon exchange or conversion of outstanding shares of our other series of common stock and redemption or exchange of accompanying LLC Units, as applicable, or to include their shares in registration statements that we might file for ourselves or our stockholders.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, the following officer and director adopted and/or terminated one or more Rule 10b5-1 trading arrangements as defined in Regulation S-K Item 408, as follows:

On February 21, 2025, William Koefoed, our Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement, which was previously adopted on July 23, 2024 and modified on September 9, 2024, and intended to satisfy the affirmative defense in Rule 10b5-1(c). For additional details about the material terms of this arrangement, refer to the description contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, which is incorporated herein by reference.

On February 21, 2025, Mr. Koefoed adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 279,916 shares of our Class A common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet fully determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 20, 2026, or earlier if all transactions under the trading arrangement are completed.

On February 28, 2025, Jonathan Mariner, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 46,411 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 6, 2026, or earlier if all transactions under the trading arrangement are completed.

During the three months ended March 31, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File Number	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation of OneStream, Inc.	8-K	001-42187	7/26/24	3.1
3.2	Amended and Restated Bylaws of OneStream, Inc.	8-K	001-42187	7/26/24	3.2
4.1	Form of Class A Common Stock Certificate	S-1	333-280573	6/28/24	4.1
10.1#	Amended and Restated 2024 Employee Stock Purchase Plan and related form agreements	10-K	001-42187	2/27/25	10.8
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

ONESTREAM, INC.

Date: May 8, 2025	By:	/s/ Thomas Shea
Thomas Shea
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ William Koefoed
William Koefoed
Chief Financial Officer
(Principal Financial and Accounting Officer)