Form 10-Q
period 2025-06-30
OneStream, Inc.
filed 2025-08-07
CIK 1889956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 88,136,155 shares of Class A common stock, par value $0.0001 per share, 56,496,401 shares of Class C common stock, par value $0.0001 per share, and 98,212,082 shares of Class D common stock, par value $0.0001 per share, outstanding.

i

GLOSSARY

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
•
“Continuing Members” refers to all pre-IPO Members (as defined in the Amended LLC Agreement) of OneStream Software LLC that continue to be Members, including KKR Dream Holdings LLC.
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
•
“Former Members” refers to all former Members of OneStream Software LLC that ceased to be Members in connection with the Reorganization Transactions or thereafter, including certain affiliates of KKR.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ONESTREAM, INC.

CONDENSED Consolidated Balance SheetS

(in thousands, except share amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$652,082	$544,174
Accounts receivable, net	110,132	129,014
Unbilled accounts receivable	21,445	23,294
Deferred commissions	21,952	20,682
Prepaid expenses and other current assets	16,807	20,202
Total current assets	822,418	737,366
Unbilled accounts receivable, noncurrent	818	800
Deferred commissions, noncurrent	44,435	44,228
Operating lease right-of-use assets	16,876	16,705
Property and equipment, net	9,283	10,084
Intangible assets, net	3,186	2,567
Goodwill	12,548	9,280
Other noncurrent assets	966	2,191
Total assets	$910,530	$823,221
Liabilities and stockholders’ / members’ equity
Current liabilities:
Accounts payable	$22,259	$19,563
Accrued compensation	34,415	27,543
Accrued commissions	7,290	9,007
Deferred revenue, current	257,171	239,291
Operating lease liabilities, current	3,520	3,237
Other accrued expenses and current liabilities	18,384	13,534
Total current liabilities	343,039	312,175
Deferred revenue, noncurrent	5,333	4,515
Operating lease liabilities, noncurrent	15,237	15,357
Other noncurrent liabilities	297	216
Total liabilities	363,906	332,263
Commitments and contingencies (Note 5)
Stockholders’ / members’ equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized, 88,017,279 and 51,456,091 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	5
Class B common stock, $0.0001 par value, 300,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class C common stock(1), $0.0001 par value, 300,000,000 shares authorized, 56,496,401 and 63,929,619 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	6
Class D common stock(1), $0.0001 par value, 600,000,000 shares authorized, 98,212,082 and 122,196,307 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	12
Additional paid-in capital	831,106	718,084
Accumulated other comprehensive income (loss)	830	(599)
Accumulated deficit	(373,782)	(331,334)
Total stockholders’ equity attributable to OneStream, Inc. / members’ equity	458,177	386,174
Non-controlling interests	88,447	104,784
Total stockholders’ / members’ equity	546,624	490,958
Total liabilities and stockholders’ / members’ equity	$910,530	$823,221
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

ONESTREAM, INC.

CONDENSED Consolidated StatementS of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Subscription	$133,630	$103,133	$258,730	$198,820
License	5,962	6,905	9,660	13,084
Professional services and other	7,998	7,463	15,509	15,888
Total revenue	147,590	117,501	283,899	227,792
Cost of revenues:
Subscription	34,295	26,515	65,782	49,621
Professional services and other	12,097	10,460	24,188	21,382
Total cost of revenue	46,392	36,975	89,970	71,003
Gross profit	101,198	80,526	193,929	156,789
Operating expenses:
Sales and marketing	70,258	52,216	137,880	100,525
Research and development(1)	33,918	19,952	68,920	36,876
General and administrative	29,262	19,929	59,242	36,339
Total operating expenses	133,438	92,097	266,042	173,740
Loss from operations	(32,240)	(11,571)	(72,113)	(16,951)
Interest income, net	6,414	1,661	12,351	3,297
Other income, net	1,632	2,391	3,337	1,491
Loss before income taxes	(24,194)	(7,519)	(56,425)	(12,163)
Provision for income taxes	616	331	1,036	646
Net loss	$(24,810)	$(7,850)	$(57,461)	$(12,809)
Less: Net loss attributable to non-controlling interests	(6,378)	—	(15,013)	—
Net loss attributable to OneStream, Inc.	$(18,432)	$(7,850)	$(42,448)	$(12,809)
Net loss per share of Class A and Class D common stock–basic and diluted(2)	$(0.10)		$(0.24)
Weighted-average shares of Class A and Class D common stock outstanding–basic and diluted(2)	178,302		176,525

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

ONESTREAM, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(24,810)	$(7,850)	$(57,461)	$(12,809)
Other comprehensive loss:
Foreign currency translation	1,206	(96)	1,931	(275)
Comprehensive loss	$(23,604)	$(7,946)	$(55,530)	$(13,084)
Less: Comprehensive loss attributable to non-controlling interests	(6,068)	—	(14,511)	—
Comprehensive loss attributable to OneStream, Inc.	$(17,536)	$(7,946)	$(41,019)	$(13,084)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated Statements of STOCKHOLDERS’ / MEMBERS’ Equity

(in thousands, except share amounts)

(Unaudited)

	OneStream, Inc. Stockholders’ / Members’ Equity									Accumulated			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Non-controlling	Stockholders’ / Members’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balance as of December 31, 2024	51,456,091	$5	—	$—	63,929,619	$6	122,196,307	$12	$718,084	$(599)	$(331,334)	$104,784	$490,958
Net loss	—	—	—	—	—	—	—	—	—	—	(24,016)	(8,635)	(32,651)
Equity-based compensation	—	—	—	—	—	—	—	—	35,205	—	—	2,704	37,909
Stock option exercises	1,811,775	—	—	—	—	—	—	—	15,274	—	—	—	15,274
Vesting of restricted stock units	7,414	—	—	—	—	—	—	—	—	—	—	—	—
Effect of exchange of Class C common stock	598,404	—	—	—	(598,404)	—	—	—	1,198	—	—	(1,198)	—
Effect of conversions of Class D common stock	21,335,418	2	—	—	—	—	(21,335,418)	(2)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	533	—	192	725
Non-controlling interest adjustment for changes in proportionate ownership in OneStream Software LLC	—	—	—	—	—	—	—	—	(1,477)	—	—	1,477	—
Balance as of March 31, 2025	75,209,102	$7	—	$—	63,331,215	$6	100,860,889	$10	$768,284	$(66)	$(355,350)	$99,324	$512,215
Net loss	—	—	—	—	—	—	—	—	—	—	(18,432)	(6,378)	(24,810)
Equity-based compensation	—	—	—	—	—	—	—	—	29,874	—	—	1,560	31,434
Stock option exercises	3,010,950	—	—	—	—	—	—	—	26,579	—	—	—	26,579
Vesting of restricted stock units	313,606	—	—	—	—	—	—	—	—	—	—	—	—
Effect of exchange of Class C common stock	6,834,814	1	—	—	(6,834,814)	(1)	—	—	14,612	—	—	(14,612)	—
Effect of conversions of Class D common stock	2,648,807	1	—	—	—	—	(2,648,807)	(1)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	896	—	310	1,206
Non-controlling interest adjustment for changes in proportionate ownership in OneStream Software LLC	—	—	—	—	—	—	—	—	(8,243)	—	—	8,243	—
Balance as of June 30, 2025	88,017,279	$9	—	$-	56,496,401	$5	98,212,082	$9	$831,106	$830	$(373,782)	$88,447	$546,624

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

ONESTREAM, INC.

CONDENSED Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(57,461)	$(12,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,142	1,545
Noncash operating lease expense	1,555	1,394
Amortization of deferred commissions	11,643	9,492
Equity-based compensation	69,343	3,832
Other noncash operating activities, net	(1)	(477)
Changes in operating assets and liabilities:
Accounts receivable, net	20,113	14,957
Deferred commissions	(13,120)	(11,694)
Prepaid expenses and other assets	2,081	2,637
Accounts payable	2,957	14,133
Deferred revenue	18,698	14,242
Accrued and other liabilities	7,988	(3,598)
Net cash provided by operating activities	65,938	33,654
Investing activities:
Purchases of property and equipment	(746)	(1,100)
Acquisition of business, net of cash acquired	(3,700)	(7,594)
Net cash used in investing activities	(4,446)	(8,694)
Financing activities:
Payments of deferred offering costs	(1,763)	(1,045)
Tax withholdings for redemption of LLC Units	5,824	—
Proceeds from option exercises	41,792	—
Net cash provided by (used in) financing activities	45,853	(1,045)
Effect of exchange rate changes on cash and cash equivalents	563	(487)
Net increase in cash and cash equivalents	107,908	23,428
Cash and cash equivalents - Beginning of period	544,174	117,087
Cash and cash equivalents - End of period	$652,082	$140,515
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in liabilities	$127	$806
Lease liabilities arising from obtaining right-of-use assets	$1,306	$—
Deferred offering costs, accrued but unpaid	$—	$1,489

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the six months ended June 30, 2025, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on February 27, 2025.

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

Equity-based Compensation

The Company has issued equity-based awards to employees in the form of restricted stock units (RSUs) and stock options, as discussed in Note 10, and, prior to the Reorganization Transactions, OneStream Software LLC issued ICUs and common unit options. The Company accounts for equity-based awards based on their grant date fair values. Determining the grant date fair values of equity-based awards may require management to make assumptions and judgments. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions. As a result, if other assumptions are used, equity-based compensation costs could be materially impacted. Equity-based compensation expense is recognized on a straight-line basis for awards with service-only vesting conditions, whereas awards with performance conditions are recognized using the accelerated attribution method. Forfeitures are accounted for as they occur.

The Company offers an Employee Stock Purchase Plan (ESPP) which is accounted for in accordance with Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, and generally recognizes equity-based compensation expense on a straight-line basis over the term of each offering period. The Company uses a Black-Scholes option pricing model to determine the fair value of the ESPP awards as of the beginning of the offering period. Certain features of the ESPP may require the Company to apply modification accounting as outlined in ASC 718. Refer to Note 10, Equity-based Compensation, for further details on the Company’s equity-based compensation awards.

Net Loss per Share

Basic net loss per share for the three and six months ended June 30, 2025 is computed by dividing net loss attributable to OneStream, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock outstanding during the period, excluding dilutive shares. Diluted net loss per share is computed by giving effect to the weighted-average potentially dilutive shares for the applicable period, including additional shares of Class D common stock issuable upon redemption of LLC Units held by Continuing Members, and Class A common stock issuable pursuant to outstanding stock options, RSUs and purchase rights committed under the ESPP, as applicable. The potentially dilutive shares of common stock are computed using the treasury stock method. Diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of potentially issuable shares would be anti-dilutive.

All losses and earnings for the period prior to the IPO were entirely allocable to OneStream Software LLC. Due to the impact of the Reorganization Transactions, the Company’s capital structure for the pre- and post-IPO periods is not comparable. As a result, the presentation of net loss per share for the periods prior to the IPO and Reorganization Transactions is not meaningful and only net loss per share for periods subsequent to the IPO and Reorganization Transactions are presented herein.

NOTE 3 – BUSINESS COMBINATIONS

During the three months ended June 30, 2025, the Company completed an acquisition of three partner-developed solutions for total purchase consideration of $3.7 million to enhance features and capabilities of the Company’s platform and drive further adoption of the Company’s product portfolio. The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The acquisition was not material to the Company’s condensed consolidated financial statements.

ONESTREAM, INC.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Leasehold improvements	$9,209	$9,038
Capitalized software costs	5,801	5,264
Furniture and equipment	4,024	3,767
Construction in progress	82	244
Gross property and equipment	19,116	18,313
Less: Accumulated depreciation and amortization	(9,833)	(8,229)
Property and equipment, net	$9,283	$10,084

Depreciation and amortization expense was $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates from 2025 to 2034.

The Company’s future minimum commitments under leases, service agreements and other contractual commitments as of June 30, 2025 are as follows (in thousands):

	Operating Lease Obligations	Future Purchase Obligations
Years ending December 31,
2025 (remaining 6 months)	$2,260	$15,030
2026	4,267	9,552
2027	3,063	1,254
2028	2,825	107
2029	2,685	—
2030 and thereafter	6,793	—
Total payments	21,893	$25,943
Less: imputed interest	(2,938)
Less: lease incentives	(111)
Less: leases less than 12 months	(87)
Total lease liabilities	$18,757

In June 2022, the Company entered into a five-year consumption agreement with a vendor whereby the Company committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement (excluded from the table above). In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of June 30, 2025, the total remaining commitment under this agreement was $177.8 million.

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

ONESTREAM, INC.

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

Under the terms of the Credit Facility, the Company has the option to borrow funds as either a secured overnight financing rate (SOFR) loan or alternate base rate (ABR) loan. Any advances drawn on the Credit Facility incur interest at an annual rate equal to the SOFR plus 250 basis points for SOFR loans and ABR plus 150 basis points for ABR loans. The SOFR is defined as, for any day, a rate per annum equal to SOFR for the day (such day, the SOFR Determination Date) that is five (5) U.S. Government Securities Business Day prior to (i) if such SOFR rate day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR rate day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR rate day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website. The ABR is defined as, for any day, a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York (NYFRB) rate in effect on such day plus ½ of 1% and (c) Term SOFR for a one month interest period on such day (or if such day is not a Business Day, the immediately preceding business day) plus 1%. Any undrawn portion of the Credit Facility is subject to a fee of 0.25% per annum. SOFR interest payments for interest periods of 3 months or less are due at the end of the interest period. SOFR interest payments for interest periods greater than 3 months are due on 3-month intervals following the borrowing. ABR interest and fees are payable quarterly in arrears with the principal and any accrued and unpaid interest due on October 27, 2028. Interest expense on the Credit Facility is recorded in the condensed consolidated statements of operations as interest expense, net and fees are recorded as general and administrative expenses. Interest expense and fees on the Credit Facility were not material during the three and six months ended June 30, 2025 and 2024.

Under the terms of the Credit Facility, the Company must maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens, and the payment of dividends. The Company must also not permit the ratio of indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and is required to maintain $50.0 million in liquidity. The Credit Facility is secured by substantially all the assets of the Company. The Company was compliant with the financial covenants contained in the agreement as of June 30, 2025.

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

The Company’s income tax provision was $0.6 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to non-controlling interest and having a full valuation allowance in the U.S. For the three and six months ended June 30, 2024, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to the pass-through income generated at OneStream Software LLC.

Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact, related legislation, with widespread implementation of a global minimum tax expected by 2025. As of June 30, 2025, the Company was not materially impacted by this legislation. As further legislation becomes effective in countries in which the Company does business, and if the Company’s revenue grows in foreign jurisdictions, the Company’s provision for income taxes could be materially impacted. The Company will continue to monitor whether these provisions will become applicable on an ongoing basis.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law, introducing a broad range of changes to the U.S. tax code. The Company is currently evaluating the full effects of the legislation on its estimated annual effective tax rate, deferred tax balances and cash tax position, but expects that the enactment of OBBBA will likely not have a material impact on the Company’s consolidated financial statements. As the legislation was signed into law after the close of the second quarter, the impacts are not included in the Company’s operating results for the three and six months ended June 30, 2025.

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

Based on the Company’s assessment, it is not more-likely-than-not that the Company will realize the tax benefit of any deferred tax asset resulting from the Reorganization Transactions and subsequent LLC Unit exchanges and redemptions, and therefore, the Company has established a full valuation against its U.S. deferred tax asset. As such, the Company has concluded that a TRA liability is not probable, and therefore no TRA liability has been recorded in the condensed consolidated financial statements as of June 30, 2025. Had the tax benefit been assessed to be more-likely-than-not to be realized, the maximum estimated TRA liability that could result from past exchanges would have been $193.5 million as of June 30, 2025.

ONESTREAM, INC.

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

Recapitalization of OneStream Software LLC

In connection with the Reorganization Transactions and the Amended LLC Agreement, all membership interests in OneStream Software LLC were reclassified into a single class of LLC Units. The following is a summary of the securities reclassified in connection with the Reorganization Transactions:

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

Preferred Stock

As of June 30, 2025, there are no shares of preferred stock outstanding. Under the terms of the Company’s amended and restated certificate of incorporation, the board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series without shareholder approval. The board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Exchanges and Redemptions of LLC Units

During the three and six months ended June 30, 2025, certain Continuing Members redeemed 6,834,814 and 7,433,218 LLC Units, respectively, along with their corresponding shares of Class C common stock, in exchange for an equal number of shares of Class D common stock, which were all subsequently converted into Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company cancelled the exchanged shares of Class C common stock.

Conversions of Class D Common Stock

During the three and six months ended June 30, 2025, a total of 2,648,807 and 23,984,225 shares, respectively, of Class D common stock were converted to Class A common stock by certain Former Members. Upon the completion of the conversion, the associated shares of Class D common stock were retired and will not be reissued.

ONESTREAM, INC.

NOTE 9 – NON-CONTROLLING INTERESTS

In connection with the Reorganization Transactions, OneStream, Inc. became the sole manager of OneStream Software LLC and accordingly consolidates the results of operations of OneStream Software LLC. The non-controlling interests balance on the Company’s condensed consolidated balance sheets represents the portion of LLC Units owned by the Continuing Members. Net loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to vesting conditions. As of June 30, 2025, the non-controlling interests in OneStream Software LLC owned 23.1% with the remaining 76.9% owned by OneStream, Inc.

The ownership of the LLC Units is summarized as follows:

	Ownership			Ownership Percentage
	OneStream, Inc.	Continuing Members(1)	Total	OneStream, Inc.	Continuing Members(1)	Total
Balances as of December 31, 2024	173,652,398	62,857,813	236,510,211	73.4%	26.6%	100.0%
Exchange of Class C common stock	7,433,218	(7,433,218)	—	3.1%	(3.1)%	—
Vesting of LLC Units	—	365,295	365,295	—	—	—
Issuance of LLC Units in connection with equity-based compensation plans	5,143,745	—	5,143,745	0.4%	(0.4)%	—
Balances as of June 30, 2025	186,229,361	55,789,890	242,019,251	76.9%	23.1%	100.0%

(1) Excludes 706,511 and 1,071,806 LLC Units still subject to vesting conditions at June 30, 2025 and December 31, 2024, respectively.

NOTE 10 – EQUITY-BASED COMPENSATION

2019 Common Unit Option Plan (the 2019 Plan)

The following table summarizes the option activity under the 2019 Plan during the six months ended June 30, 2025 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	33,321	$10.58	7.63	$597,716
Forfeited / Cancelled	(374)	12.44
Exercised	(4,814)	8.65		87,078
Outstanding as of June 30, 2025	28,133	$10.89	7.21	$489,854
Vested and exercisable as of June 30, 2025	16,870	$9.53	6.58	$316,621

Total unrecognized equity-based compensation expense related to stock options granted under the 2019 Plan was $53.1 million as of June 30, 2025, which is expected to be recognized over a weighted-average remaining service period of 2.3 years using the accelerated attribution method.

2024 Equity Incentive Plan (the 2024 Plan)

The following table summarizes the option activity under the 2024 Plan during the six months ended June 30, 2025 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,400	$20.00	9.56	$20,447
Forfeited / Cancelled	(5)	20.00
Exercised	(14)	20.00		114
Outstanding as of June 30, 2025	2,381	$20.00	9.06	$19,766
Vested and exercisable as of June 30, 2025	414	$20.00	9.06	$3,440

ONESTREAM, INC.

Total unrecognized equity-based compensation expense related to stock options granted under the 2024 Plan was $11.5 million as of June 30, 2025, which is expected to be recognized over a weighted-average remaining service period of 3.1 years using the accelerated attribution method.

The following table summarizes the RSU activity during the six months ended June 30, 2025 (in thousands, except per share data):

	RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	355	$29.48
Granted	5,674	23.73
Vested	(321)	23.61
Forfeited / Cancelled	(80)	24.58
Outstanding as of June 30, 2025	5,628	$24.09

Total unrecognized equity-based compensation expense related to the RSUs was $132.0 million as of June 30, 2025, which is expected to be recognized over a weighted-average remaining service period of 3.7 years using the straight-line method.

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

The Company’s board of directors amended and restated the ESPP in January 2025 to provide for consecutive offering periods lasting approximately 24 months and consisting of four purchase periods of approximately six months. An offering period generally starts on the first trading day on or after May 15 and November 15 of each year and ends on the last trading day of the applicable 24-month period. The initial offering period under the ESPP commenced on February 17, 2025 and will extend through the first trading day on or after May 15, 2027.

Eligible employees were permitted to participate in the ESPP as of February 17, 2025. The ESPP allows eligible employees to purchase the Company’s Class A common stock at a price per share equal to 85% of the fair market value, determined as of the lower of (i) the first trading day of the offering period or (ii) the last trading day of the offering period. Participants may contribute up to 15% of their eligible compensation to the ESPP, and share purchases are limited to a maximum of 3,000 shares for each participant during any purchase period. The ESPP allows participants to decrease contributions (1) once within a purchase period or (2) at any time for a future purchase period. Participants cannot increase contributions within a purchase period and may only increase contributions for future purchase periods. Participation may be ended at any time during an offering period and automatically ends upon termination of employment. The ESPP also offers a rollover feature that provides for an offering period to be rolled over to a new, lower-priced offering if the stock price at the end of the purchase period is lower than on the first trading day of an offering period.

Equity-based compensation expense related to the ESPP was $0.6 million for the three and six months ended June 30, 2025. Total unrecognized equity-based compensation expense related to the ESPP was $3.9 million as of June 30, 2025, which is expected to be recognized over a weighted-average remaining service period of 1.9 years using the straight-line method. As of June 30, 2025, there have been no shares issued under the ESPP.

DataSense Holdings Awards

During the six months ended June 30, 2025, 302,791 LLC Units and corresponding shares of Class C common stock held by DataSense Holdings LLC (DataSense Holdings) vested. As of June 30, 2025, 706,511 LLC Units and corresponding shares of Class C common stock issued to DataSense Holdings remained unvested and total unrecognized equity-based compensation expense related to these awards was $6.6 million, which is expected to be recognized over a weighted-average remaining service period of 1.4 years using the accelerated attribution method. As of December 31, 2024, 1,009,302 LLC Units and corresponding shares of Class C common stock

ONESTREAM, INC.

issued to DataSense Holdings were unvested. The unvested LLC Units and corresponding shares of Class C common stock are classified as outstanding on the Company’s condensed consolidated balance sheets as they are legally outstanding.

Classification of Equity-Based Compensation Expense

Equity-based compensation expense was classified as follows in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of subscription	$634	$—	$1,340	$—
Cost of professional services and other	1,190	—	3,227	—
Sales and marketing	11,774	918	25,642	1,274
Research and development	8,799	1,149	19,347	1,254
General and administrative	9,037	652	19,787	1,304
Total equity-based compensation	$31,434	$2,719	$69,343	$3,832

NOTE 11 – NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Numerator:
Net loss	$(24,810)	$(57,461)
Less: net loss attributable to non-controlling interests	(6,378)	(15,013)
Net loss attributable to OneStream, Inc.	$(18,432)	$(42,448)
Denominator:
Weighted-average shares of Class A and Class D common stock outstanding–basic and diluted	178,302	176,525
Net loss per share:
Net loss per share of Class A and Class D common stock–basic and diluted	$(0.10)	$(0.24)

Shares of Class B common stock and Class C common stock do not share in the earnings or losses of OneStream, Inc. and therefore are not considered participating securities. As such, separate presentation of basic and diluted net loss per share of Class B and Class C common stock under the two-class method has not been presented.

The potentially dilutive shares of common stock are computed using the treasury stock method and are comprised of outstanding stock options, RSUs and purchase rights committed under the ESPP. The effect of the Company’s potentially dilutive securities was not included in the calculation of diluted loss per share as the effect would be anti-dilutive.

The following table contains outstanding share totals with a potentially dilutive impact (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Stock options	30,514	30,514
RSUs	5,628	5,628
Purchase rights committed under the ESPP	544	536
Total	36,686	36,678

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

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$98,589	$81,050	$187,326	$157,343
Other	49,001	36,451	96,573	70,449
Total revenue	$147,590	$117,501	$283,899	$227,792

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

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors, including the aging of the receivable balance, historical experience and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. As of June 30, 2025 and December 31, 2024, the balance in the allowance for credit losses was $1.7 million and $1.9 million, respectively. Bad debt expense, which is presented in the condensed consolidated statements of operations as general and administrative expenses, was $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and was $0.6 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

The balance of deferred revenue will fluctuate based on timing of invoices and recognition of revenue. The amount of revenue recognized during the three and six months ended June 30, 2025 that was included in deferred revenue at December 31, 2024 was $73.4 million and $169.7 million, respectively.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations as of June 30, 2025 was $1,171.5 million. The Company expects to recognize approximately 40% of this amount as revenue in the next 12 months with the remaining balance recognized thereafter.

ONESTREAM, INC.

NOTE 13 – RELATED PARTY TRANSACTIONS

DataSense

Prior to the Company’s acquisition of DataSense LLC (DataSense) in the second quarter of 2024, the Company was a party to consulting and software development services agreements with DataSense. The Company’s co-founder, chairman, CEO and president, Thomas Shea, is the father of Andrew Shea, who was the chief executive officer and an equity holder in DataSense until its acquisition by the Company. The Company paid $0.8 million and $1.9 million during the three and six months ended June 30, 2024 under the consulting and software development services agreements with DataSense, which are included in the Company’s research and development expenses.

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

We generate the substantial majority of our revenue from the sale of access to our platform, either pursuant to software-as-a-service, or SaaS, contracts that we account for as subscription revenue or pursuant to perpetual or term‑based software licenses that we account for as license revenue. Subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We refer to these revenue streams collectively as software revenue, which represented 95% and 94% of our total revenue for the three months ended June 30, 2025 and 2024, respectively, and 95% and 93% for the six months ended June 30, 2025 and 2024, respectively. Software revenue is driven primarily by our number of customers, the number of users at each customer, the price of subscriptions and user licenses and renewal rates.

Since 2023, customers on SaaS contracts accounted for the majority of our total revenue and more than 90% of our new customers have been on SaaS contracts. Prior to the third quarter of 2020 when we introduced our current SaaS-based model, we sold access to our platform on a perpetual or term-based license basis. We expect revenue from SaaS contracts to contribute an increasing portion of total revenue over time, but we may continue to offer licenses to certain customers in limited circumstances, such as government agencies or large enterprises in heavily regulated industries. A majority of our SaaS contracts and term‑based licenses have three-year terms, although terms currently range from less than one year up to ten years. Most of our contracts are non-cancellable. We had $1,171.5 million and $1,103.9 million in remaining performance obligations as of June 30, 2025 and December 31, 2024, respectively, consisting of both billed and unbilled consideration.

We also generate revenue from the sale of professional services, including consulting, implementation and configuration services and training, but we are increasingly leveraging our partners to provide these services. Professional services represented 5% and 6% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 5% and 7% for the six months ended June 30, 2025 and 2024, respectively.

We generate the majority of our total revenue from customers located in the United States; however, revenue generated from customers outside of the United States accounted for 33% and 31% of our total revenue for the three months ended June 30, 2025 and 2024, respectively, and 34% and 31% for the six months ended June 30, 2025 and 2024, respectively, and we are focused on growing our international business.

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

In addition, we have a strong ecosystem of go-to-market, implementation and development partners globally. Our partners serve as a significant source of lead generation and provide us with a network of trained and OneStream-certified implementation professionals. For example, we partner with boutique consulting firms and dedicated teams within larger consulting firms that have built their entire services practices around designing and implementing the OneStream platform for their clients. We also collaborate with global strategic consulting firms and global systems integrators, such as Accenture, IBM, KPMG and PwC, which introduce our platform to their clients as part of large-scale digital transformation projects as well as finance and business projects where our platform can help accelerate business initiatives and improve user experience. Our partnerships and relationships with global systems integrators have played an increasingly meaningful role in our recent growth and we expect that trend to continue. We intend to make additional investments in training and cultivating relationships with partners.

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

Recent Developments

Business Combination

In the second quarter of 2025, we completed an acquisition of three partner-developed solutions to enhance our platform’s features and capabilities to drive further adoption of our product portfolio. For additional information regarding the transaction, see Note 3, “Business Combinations” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Acquiring New Customers

The most significant driver of our year-over-year software revenue growth is the signing of new customers in the preceding 12 months. We had 1,695 and 1,482 customers as of June 30, 2025 and 2024, respectively, representing year-over-year growth of 14%. We define a customer as an entity with an active contract as of the measurement date; organizations with multiple divisions, segments or subsidiaries may be counted as multiple customers. Our results of operations and growth depends in part on our ability to attract new customers and we believe there is a significant opportunity to grow our customer base. We primarily rely on our marketing efforts, direct sales force and go-to-market partners to attract new customers. Our ability to achieve significant revenue growth in the future will be dependent on our ability to effectively attract, retain and train sales personnel, both domestically and internationally, particularly with experience selling to larger enterprises. Growing, educating and nurturing our partner ecosystem is also critical to our customer acquisition as we increasingly rely on partners to support the implementation of our platform and delivery of our applications. We believe a productive partner ecosystem accelerates the adoption of our platform and enables more efficient implementation. We intend to continue to invest in expanding our partnership ecosystem and in enhanced education and training for our existing partners.

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

International Expansion

Revenue generated from customers outside of the United States accounted for 33% and 31% of our total revenue for the three months ended June 30, 2025 and 2024, respectively, and 34% and 31% for the six months ended June 30, 2025 and 2024, respectively. In addition to our offices and customers throughout the United States, we maintain offices in Australia, Europe and Singapore, and our customers are located in approximately 45 countries. We believe there is a significant opportunity to grow our international business and plan to continue to invest in personnel, office space, marketing and data center capacity to support our international growth.

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

Mix of Subscription Revenue and License Revenue

Our total revenue is affected by changes in the mix of our subscription revenue and license revenue. For the three months ended June 30, 2025, subscription revenue and license revenue represented 91% and 4% of our total revenue, respectively, compared to 88% and 6%, respectively, for the three months ended June 30, 2024. For the six months ended June 30, 2025, subscription revenue and license revenue represented 91% and 3% of our total revenue, respectively, compared to 87% and 6%, respectively, for the six months ended June 30, 2024. We generate the substantial majority of our revenue from the sale of access to our platform, primarily pursuant to SaaS contracts that we account for as subscription revenue. SaaS contracts have made up more than 90% of our new customer contracts since 2023. In addition to SaaS contracts, subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We recognize revenue from our SaaS contracts, customer support and software maintenance ratably over the contract term. Before we introduced our SaaS-based model in 2020, we sold access to our platform under term-based or perpetual licenses, which we account for as license revenue. We recognize license revenue when our software is first made available to the customer or upon commencement of the license term, if later. For additional information about the components of our subscription revenue and license revenue, see the sections titled “—Components of Results of Operations—Subscription Revenue” and “—License Revenue.”

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

Gross Profit and Gross Margin; Software Gross Profit and Software Gross Margin

Gross profit equals revenue less cost of revenue, and gross profit as a percentage of total revenue is referred to as gross margin. Our software gross profit, which equals our software revenue less subscription costs, was $105.3 million and $83.5 million for the three months ended June 30, 2025 and 2024, respectively, and $202.6 million and $162.3 million for the six months ended June 30, 2025 and 2024, respectively. Our gross margin was 69% for both the three months ended June 30, 2025 and 2024, and 68% and 69% for the six months ended June 30, 2025 and 2024, respectively. Our software gross margin, which is our software gross profit as a percentage of software revenue, was 75% and 76% for the three months ended June 30, 2025 and 2024, respectively, and 75% and 77% for the six months ended June 30, 2025 and 2024, respectively. Gross margin and software gross margin have been and will continue to be affected by various factors, including the mix between revenue from SaaS contracts and term-based licenses, the timing of our acquisition of new customers and the renewal of and expansion of sales to existing customers, support and maintenance, the costs associated with operating our platform, the extent to which we expand our customer support team, the recognition of equity-based compensation and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. In addition, we have benefited from a hybrid approach where we have evolved our cloud computing contracts and model to enable more flexibility with our cost structure and improved efficiency of our offering. We expect our gross profit and software gross profit to increase in absolute dollars as total revenue and software revenue increases. We also expect our gross margin and software gross margin to increase over time, although they may fluctuate from period to period.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of salaries, sales commissions, benefits, bonuses and equity-based compensation. Operating expenses also include allocated overhead costs.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs associated with our sales and marketing staff, including salaries, benefits, amortization of deferred commissions, variable compensation, equity‑based compensation and employer taxes on employee stock transactions. Sales and marketing expenses also include advertising costs and promotional materials and events, including our bi-annual OneStream Splash Global User Conferences, travel and entertainment, operating lease costs and related office expenses, outside services contracted for sales and marketing purposes, software and other subscriptions and dues and allocated overhead. We plan to increase our investment in sales and marketing over the foreseeable future as we continue to grow our business, primarily driven by increased headcount and increased spending on promotional events and product-marketing efforts. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over time as we benefit from scale in our business, although they may fluctuate as a percentage of our total revenue from period to period.

Research and Development

Research and development expenses consist primarily of personnel-related expenses associated with our research and development staff, including salaries, benefits, variable compensation, equity-based compensation and employer taxes on employee stock transactions. Research and development expenses also include outside services, cloud hosting and computing costs dedicated for use by our research and development functions, operating lease costs and related office expenses, software and other subscriptions and dues and allocated overhead. We have invested, and intend to continue to invest, in developing technology to support our growth. We plan to increase our investment in research and development over the foreseeable future as we continue to grow our business, although research and development expenses may fluctuate as a percentage of our total revenue from period to period. This expected increase in research and development expenses is primarily driven by a focus on further developing our platform.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our executive, finance, legal, human resources and other support personnel, including salaries, benefits, variable compensation, equity-based compensation and employer taxes on employee stock transactions. General and administrative expenses also include outside services, software and other subscriptions and dues dedicated for use by our general administrative functions, operating lease costs and related office expenses, travel and entertainment, other corporate expenses and allocated overhead.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenues:
Subscription	$133,630	$103,133	$258,730	$198,820
License	5,962	6,905	9,660	13,084
Professional services and other	7,998	7,463	15,509	15,888
Total revenue	147,590	117,501	283,899	227,792
Cost of revenues:
Subscription(1)	34,295	26,515	65,782	49,621
Professional services and other(1)	12,097	10,460	24,188	21,382
Total cost of revenue	46,392	36,975	89,970	71,003
Gross profit	101,198	80,526	193,929	156,789
Operating expenses:
Sales and marketing(1)	70,258	52,216	137,880	100,525
Research and development(1), (2)	33,918	19,952	68,920	36,876
General and administrative(1)	29,262	19,929	59,242	36,339
Total operating expenses	133,438	92,097	266,042	173,740
Loss from operations	(32,240)	(11,571)	(72,113)	(16,951)
Interest income, net	6,414	1,661	12,351	3,297
Other income, net	1,632	2,391	3,337	1,491
Loss before income taxes	(24,194)	(7,519)	(56,425)	(12,163)
Provision for income taxes	616	331	1,036	646
Net loss	$(24,810)	$(7,850)	$(57,461)	$(12,809)
Less: Net loss attributable to non-controlling interests	(6,378)	—	(15,013)	—
Net loss attributable to OneStream, Inc.	$(18,432)	$(7,850)	$(42,448)	$(12,809)

(1)
Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of subscription	$634	$—	$1,340	$—
Cost of professional services and other	1,190	—	3,227	—
Sales and marketing	11,774	918	25,642	1,274
Research and development	8,799	1,149	19,347	1,254
General and administrative	9,037	652	19,787	1,304
Total equity-based compensation	$31,434	$2,719	$69,343	$3,832

(2)
Amounts include certain expenses incurred with related parties. See Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

The following table presents the components of our results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Subscription	91%	88%	91%	87%
License	4	6	3	6
Professional services and other	5	6	5	7
Total revenue	100	100	100	100
Cost of revenues:
Subscription	23	23	23	22
Professional services and other	8	9	9	9
Total cost of revenue	31	31	32	31
Gross margin	69	69	68	69
Operating expenses:
Sales and marketing	48	44	49	44
Research and development	23	17	24	16
General and administrative	20	17	21	16
Total operating expenses	90	78	94	76
Loss from operations	(22)	(10)	(25)	(7)
Interest income, net	4	1	4	1
Other income, net	1	2	1	1
Loss before income taxes	(16)	(6)	(20)	(5)
Provision for income taxes	—	—	—	—
Net loss	(17)	(7)	(20)	(6)
Less: Net loss attributable to non-controlling interests	(4)	—	(5)	—
Net loss attributable to OneStream, Inc.	(12)%	(7)%	(15)%	(6)%

Totals of percentage of revenue may not sum due to rounding.

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenues

	Three Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Subscription	$133,630	$103,133	30%
License	5,962	6,905	(14)
Professional services and other	7,998	7,463	7
Total revenue	$147,590	$117,501	26

Total revenue was $147.6 million for the three months ended June 30, 2025 compared to $117.5 million for the three months ended June 30, 2024, an increase of $30.1 million, or 26%.

Subscription revenue was $133.6 million, or 91% of total revenue, for the three months ended June 30, 2025 compared to $103.1 million, or 88% of total revenue, for the three months ended June 30, 2024. The increase of $30.5 million, or 30%, was primarily driven by the acquisition of new customers, existing customers expanding their use of our platform and our continued shift to a SaaS-based model from our license-based model.

License revenue was $6.0 million, or 4% of total revenue, for the three months ended June 30, 2025 compared to $6.9 million, or 6% of total revenue, for the three months ended June 30, 2024. The decrease of $0.9 million, or 14%, was primarily driven by our continued shift to a SaaS-based model from our license-based model. We generated the majority of our revenue for the three months ended June 30, 2025 and 2024 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $8.0 million, or 5% of total revenue, for the three months ended June 30, 2025 compared to $7.5 million, or 6% of total revenue, for the three months ended June 30, 2024. The increase of $0.5 million, or 7%, was primarily driven by timing of our customers’ implementation projects partially offset by our strategy of leveraging our growing partner network to provide implementation services.

Cost of Revenues

	Three Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Subscription	$34,295	$26,515	29%
Professional services and other	12,097	10,460	16
Total cost of revenue	$46,392	$36,975	25

Total cost of revenue was $46.4 million for the three months ended June 30, 2025 compared to $37.0 million for the three months ended June 30, 2024, an increase of $9.4 million, or 25%.

Cost of subscription revenue was $34.3 million for the three months ended June 30, 2025 compared to $26.5 million for the three months ended June 30, 2024, an increase of $7.8 million, or 29%. The increase was primarily due to an increase in third-party direct server and cloud storage costs of $5.5 million to accommodate higher customer demand, an increase in employee compensation costs of $1.4 million driven by higher headcount and an increase in equity-based compensation expense of $0.6 million, and increases in outside services and software subscriptions of $0.8 million.

Cost of professional services and other revenue was $12.1 million for the three months ended June 30, 2025 compared to $10.5 million for the three months ended June 30, 2024, an increase of $1.6 million, or 16%. The increase was primarily due to timing of our customers’ implementation projects and an increase in employee compensation costs of $0.7 million, which was driven by an increase in equity-based compensation expense of $1.2 million and partially offset by lower headcount.

Gross Profit and Gross Margin

	Three Months Ended June 30,
	2025	2024	% Change
	(dollars in thousands)
Software gross profit	$105,297	$83,523	26%
Professional services and other gross loss	(4,099)	(2,997)	37
Total gross profit	$101,198	$80,526	26
Software gross margin	75%	76%
Professional services and other gross margin	(51)	(40)
Total gross margin	69	69

Gross profit was $101.2 million for the three months ended June 30, 2025 compared to $80.5 million for the three months ended June 30, 2024, an increase of $20.7 million, or 26%. The increase in gross profit was primarily the result of the acquisition of new customers, existing customers expanding their use of our platform and our continued shift to a SaaS-based model from our license-based model, partially offset by an increase in equity-based compensation expense.

Gross margin remained consistent at 69% for both the three months ended June 30, 2025 and 2024.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$70,258	$52,216	35%
Research and development	33,918	19,952	70
General and administrative	29,262	19,929	47
Total operating expenses	$133,438	$92,097	45
Percentage of total revenue:
Sales and marketing	48%	44%
Research and development	23	17
General and administrative	20	17

Sales and Marketing

Sales and marketing expenses were $70.3 million for the three months ended June 30, 2025 compared to $52.2 million for the three months ended June 30, 2024, an increase of $18.0 million, or 35%. The increase was primarily driven by an increase in employee compensation costs of $16.7 million related to increases in equity-based compensation expense of $10.9 million, amortization of deferred commissions of $1.1 million, employer taxes on employee stock transactions of $0.9 million and higher headcount, as well as increases in outside services and software subscriptions of $1.5 million.

Research and Development

Research and development expenses were $33.9 million for the three months ended June 30, 2025 compared to $20.0 million for the three months ended June 30, 2024, an increase of $14.0 million, or 70%. The increase was primarily driven by an increase in employee compensation costs of $13.6 million related to increases in equity-based compensation expense of $7.7 million, employer taxes on employee stock transactions of $0.5 million and higher headcount to support the continued development of our platform, including AI-enabled solutions.

General and Administrative

General and administrative expenses were $29.3 million for the three months ended June 30, 2025 compared to $19.9 million for the three months ended June 30, 2024, an increase of $9.3 million, or 47%. The increase was primarily driven by an increase in employee compensation costs of $9.5 million related to increases in equity-based compensation expense of $8.4 million, employer taxes on employee stock transactions of $0.3 million and higher headcount.

Other Income and Expenses

Interest Income, Net

	Three Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Interest income, net	$6,414	$1,661	NM

NM = Not Meaningful.

Interest income, net was $6.4 million for the three months ended June 30, 2025 compared to $1.7 million for the three months ended June 30, 2024, an increase of $4.8 million. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income, Net

	Three Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Other income, net	$1,632	$2,391	(32)%

Other income, net was $1.6 million for the three months ended June 30, 2025 compared to $2.4 million for the three months ended June 30, 2024. Other income, net of $1.6 million for the three months ended June 30, 2025 consists primarily of gains from foreign currency translation. Other income, net of $2.4 million for the three months ended June 30, 2024 was primarily comprised of the gain on remeasurement of the previously held equity interest in DataSense of $2.4 million.

Provision for Income Taxes

	Three Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Provision for income taxes	$616	$331	86%

Provision for income taxes was $0.6 million for the three months ended June 30, 2025 compared to $0.3 million for the three months ended June 30, 2024, an increase of $0.3 million, or 86%. Provision for income taxes consists primarily of current income taxes in foreign and state jurisdictions.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenues

	Six Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Subscription	$258,730	$198,820	30%
License	9,660	13,084	(26)
Professional services and other	15,509	15,888	(2)
Total revenue	$283,899	$227,792	25

Total revenue was $283.9 million for the six months ended June 30, 2025 compared to $227.8 million for the six months ended June 30, 2024, an increase of $56.1 million, or 25%.

Subscription revenue was $258.7 million, or 91% of total revenue, for the six months ended June 30, 2025 compared to $198.8 million, or 87% of total revenue, for the six months ended June 30, 2024. The increase of $59.9 million, or 30%, was primarily driven by the acquisition of new customers, existing customers expanding their use of our platform and our continued shift to a SaaS-based model from our license-based model.

License revenue was $9.7 million, or 3% of total revenue, for the six months ended June 30, 2025 compared to $13.1 million, or 6% of total revenue, for the six months ended June 30, 2024. The decrease of $3.4 million, or 26%, was primarily driven by our continued shift to a SaaS-based model from our license-based model. We generated the majority of our revenue for the six months ended June 30, 2025 and 2024 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $15.5 million, or 5% of total revenue, for the six months ended June 30, 2025 compared to $15.9 million, or 7% of total revenue, for the six months ended June 30, 2024. The decrease of $0.4 million, or 2%, was primarily driven by our strategy of leveraging our growing partner network to provide implementation services and timing of our customers’ implementation projects.

Cost of Revenues

	Six Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Subscription	$65,782	$49,621	33%
Professional services and other	24,188	21,382	13
Total cost of revenue	$89,970	$71,003	27

Total cost of revenue was $90.0 million for the six months ended June 30, 2025 compared to $71.0 million for the six months ended June 30, 2024, an increase of $19.0 million, or 27%.

Cost of subscription revenue was $65.8 million for the six months ended June 30, 2025 compared to $49.6 million for the six months ended June 30, 2024, an increase of $16.2 million, or 33%. The increase was primarily due to an increase in third-party direct server and cloud storage costs of $11.4 million to accommodate higher customer demand, an increase in employee compensation costs of $2.9 million driven by an increase in equity-based compensation expense of $1.3 million and higher headcount, and an increase in outside services and software subscriptions of $1.6 million.

Cost of professional services and other revenue was $24.2 million for the six months ended June 30, 2025 compared to $21.4 million for the six months ended June 30, 2024, an increase of $2.8 million, or 13%. The increase was primarily due to an increase in employee compensation costs of $2.2 million, driven by an increase in equity-based compensation expense of $3.2 million partially offset by lower headcount, and timing of our customers’ implementation projects.

Gross Profit and Gross Margin

	Six Months Ended June 30,
	2025	2024	% Change
	(dollars in thousands)
Software gross profit	$202,608	$162,283	25%
Professional services and other gross loss	(8,679)	(5,494)	58
Total gross profit	$193,929	$156,789	24
Software gross margin	75%	77%
Professional services and other gross margin	(56)	(35)
Total gross margin	68	69

Gross profit was $193.9 million for the six months ended June 30, 2025 compared to $156.8 million for the six months ended June 30, 2024, an increase of $37.1 million, or 24%. The increase in gross profit was primarily the result of the acquisition of new customers and existing customers expanding their use of our platform, partially offset by an increase in equity-based compensation expense.

Gross margin was 68% for the six months ended June 30, 2025 compared to 69% for the six months ended June 30, 2024. The decrease in gross margin was primarily driven by the increase in equity-based compensation expense and sales mix.

Operating Expenses

	Six Months Ended June 30,
	2025	2024	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$137,880	$100,525	37%
Research and development	68,920	36,876	87
General and administrative	59,242	36,339	63
Total operating expenses	$266,042	$173,740	53
Percentage of total revenue:
Sales and marketing	49%	44%
Research and development	24	16
General and administrative	21	16

Sales and Marketing

Sales and marketing expenses were $137.9 million for the six months ended June 30, 2025 compared to $100.5 million for the six months ended June 30, 2024, an increase of $37.4 million, or 37%. The increase was primarily driven by an increase in employee compensation costs of $35.1 million related to increases in equity-based compensation expense of $24.4 million, amortization of deferred commissions of $2.2 million, employer taxes on employee stock transactions of $1.4 million and higher headcount, as well as increases in outside services and software subscriptions of $2.1 million.

Research and Development

Research and development expenses were $68.9 million for the six months ended June 30, 2025 compared to $36.9 million for the six months ended June 30, 2024, an increase of $32.0 million, or 87%. The increase was primarily driven by an increase in employee compensation costs of $31.0 million related to increases in equity-based compensation expense of $18.1 million, employer taxes on employee stock transactions of $0.7 million and higher headcount to support the continued development of our platform, including AI-enabled solutions.

General and Administrative

General and administrative expenses were $59.2 million for the six months ended June 30, 2025 compared to $36.3 million for the six months ended June 30, 2024, an increase of $22.9 million, or 63%. The increase was primarily driven by an increase in employee compensation costs of $21.7 million related to increases in equity-based compensation expense of $18.5 million, employer taxes on employee stock transactions of $0.5 million and higher headcount, as well as increases in outside services and software subscriptions of $1.6 million.

Other Income and Expenses

Interest Income, Net

	Six Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Interest income, net	$12,351	$3,297	NM

NM = Not Meaningful.

Interest income, net was $12.4 million for the six months ended June 30, 2025 compared to $3.3 million for the six months ended June 30, 2024, an increase of $9.1 million. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income, Net

	Six Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Other income, net	$3,337	$1,491	NM

NM = Not Meaningful.

Other income, net was $3.3 million for the six months ended June 30, 2025 compared to $1.5 million for the six months ended June 30, 2024. Other income, net of $3.3 million for the six months ended June 30, 2025 consists primarily of gains from foreign currency translation. Other income, net of $1.5 million for the six months ended June 30, 2024 was primarily comprised of the gain on remeasurement of the previously held equity interest in DataSense of $2.4 million, partially offset by $1.2 million of losses from foreign currency translation.

Provision for Income Taxes

	Six Months Ended June 30,
	2025	2024	% Change
	(in thousands)
Provision for income taxes	$1,036	$646	60%

Provision for income taxes was $1.0 million for the six months ended June 30, 2025 compared to $0.6 million for the six months ended June 30, 2024, an increase of $0.4 million, or 60%. Provision for income taxes consists primarily of current income taxes in foreign and state jurisdictions.

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

Non-GAAP Operating Income (Loss)

We define non-GAAP operating income (loss) as loss from operations adjusted for non-cash, non-operational and non-recurring items, including equity-based compensation expense, employer taxes on employee stock transactions, amortization of acquired intangible assets, and acquisition-related costs.

The principal limitation of non-GAAP operating income (loss) is that it excludes significant expenses that are required by GAAP to be recorded in our consolidated financial statements, including equity-based compensation expense, employer taxes on employee stock transactions, amortization of acquired intangible assets, and acquisition-related costs that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP operating income (loss) to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Loss from operations	$(32,240)	$(11,571)	$(72,113)	$(16,951)
Equity-based compensation expense	31,434	2,719	69,343	3,832
Employer taxes on employee stock transactions	1,840	—	3,007	—
Amortization of acquired intangible assets	315	183	590	183
Acquisition-related costs	243	—	243	—
Non-GAAP operating income (loss)	$1,592	$(8,669)	$1,070	$(12,936)

Free Cash Flow

We define free cash flow as net cash provided by operating activities less purchases of property and equipment.

The principal limitations of free cash flow are that it does not reflect our future capital commitments and it does not represent the total increase or decrease in our cash balance for a given period.

The following table provides a reconciliation of free cash flow to the most directly comparable GAAP financial measure for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$65,938	$33,654
Purchases of property and equipment	(746)	(1,100)
Free cash flow	65,192	32,554
Net cash used in investing activities	$(4,446)	$(8,694)
Net cash provided by (used in) financing activities	$45,853	$(1,045)

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception we have financed operations primarily through the sale of equity securities and payments received from our customers. As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $652.1 million, which were held primarily for working capital purposes, and the undrawn portion of our credit facility of $150.0 million. Our cash and cash equivalents consisted of money market funds and bank deposits. We believe our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our projected operating requirements and known contractual obligations for at least the next 12 months.

A substantial source of our cash is from our deferred revenue, as we generally invoice customers in equal annual installments at the beginning of each year within the contractual period. Deferred revenue, which is included on our condensed consolidated balance sheets as a liability, consists of the unearned portion of billed fees for our subscriptions, which we recognize as revenue as our performance obligations are satisfied in accordance with our revenue recognition policy. As of June 30, 2025, we had deferred revenue of $262.5 million, of which $257.2 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

Credit Facility

We have a revolving credit facility that allows us to borrow up to $150.0 million for working capital and for other general corporate purposes through October 27, 2028. As of June 30, 2025, we had no borrowings outstanding under our credit facility.

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

The credit facility is secured by substantially all our assets and contains certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens and the payment of dividends. We must also not permit the ratio of our indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and we are required to maintain $50.0 million in liquidity. We were in compliance with the covenants contained in the agreement as of June 30, 2025.

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

Cash Flows

The following table summarizes our cash flow activities for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$65,938	$33,654
Net cash used in investing activities	(4,446)	(8,694)
Net cash provided by (used in) financing activities	45,853	(1,045)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 of $65.9 million was the result of a net loss of $57.5 million, which was more than offset by noncash charges for equity-based compensation of $69.3 million, amortization of deferred commissions of $11.6 million, depreciation and amortization of $2.1 million, and noncash operating lease expense of $1.6 million. Changes in working capital were favorable to cash flows from operating activities by $38.7 million primarily due to a decrease in accounts receivable, net of $20.1 million, an increase in deferred revenue of $18.7 million, an increase in accrued and other liabilities of $8.0 million, an increase in accounts payable of $3.0 million, a decrease in prepaid expenses and other assets of $2.1 million, partially offset by an increase in deferred commissions of $13.1 million.

Net cash provided by operating activities for the six months ended June 30, 2024 of $33.7 million was the result of a net loss of $12.8 million and other noncash operating activities of $0.5 million, which were more than offset by noncash charges for amortization of deferred commissions of $9.5 million, equity-based compensation of $3.8 million, depreciation and amortization of $1.5 million, and noncash operating lease expense of $1.4 million. Changes in working capital were favorable to cash flows from operating activities by $30.7 million primarily due to a decrease in accounts receivable, net of $15.0 million, an increase in deferred revenue of $14.2 million due to increased customer billings, a decrease in accounts payable of $14.1 million and a decrease in prepaid expenses and other assets of $2.6 million, partially offset by an increase in deferred commissions of $11.7 million related to an increase in software sales and a decrease in accrued and other liabilities of $3.6 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 of $4.4 million consisted of $3.7 million for an acquisition to enhance our platform and $0.7 million for purchases of property and equipment, primarily related to capitalized software costs and leasehold improvements.

Net cash used in investing activities for the six months ended June 30, 2024 of $8.7 million consisted of $7.6 million net cash used to acquire DataSense and $1.1 million for purchases of property and equipment, primarily related to leasehold improvements to support our expanding footprint.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 of $45.9 million consisted of proceeds from option exercises of $41.8 million and tax withholdings for redemptions of LLC Units of $5.8 million partially offset by payments of deferred offering costs related to our IPO of $1.8 million.

Net cash used in financing activities for the six months ended June 30, 2024 of $1.0 million consisted entirely of payments of deferred offering costs related to our IPO.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2025:

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$21,893	$2,260	$7,330	$5,510	$6,793
Purchase obligations	25,943	15,030	10,806	107	—
Total	$47,836	$17,290	$18,136	$5,617	$6,793

In addition to the contractual obligations included in the table above, in 2022 we entered into a five-year commercial agreement with a vendor pursuant to which we have committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement. In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of June 30, 2025, our total remaining commitment under this agreement was $177.8 million.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

On June 30, 2025, the last business day of the second quarter in 2025, the aggregate market value of the shares of our Class A common stock held by non-affiliates exceeded $700 million. As a result, we will be deemed a large accelerated filer as of December 31, 2025, as defined in Rule 12b-2 under the Exchange Act, and, at such time, we will no longer (1) qualify as an emerging growth company, (2) qualify as a non-accelerated filer, and (3) be exempt from providing an auditor’s attestation report on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

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

Interest Rate Risk

As of June 30, 2025, we had $652.1 million of cash and cash equivalents, which consisted primarily of money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Borrowings on our credit facility incur interest at the rates described in the section titled “—Liquidity and Capital Resources—Credit Facility.” We do not believe that a hypothetical 10% change in interest rates would have had a material impact on our operating results or cash flows for the periods presented in this report.

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
•
general economic conditions, including tariffs or a global trade war, which might harm either our customers’ ability or willingness to expand their usage of our platform, delay a prospective customer’s purchasing decision or affect customer retention;
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

Further, entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. Termination of or limitations on our relationships with foreign third parties can also occur if U.S. legislation, sanctions, trade restrictions or other U.S. and foreign regulatory requirements, prohibitions or restrictions, limit or prevent our ability to enter into arrangements with such foreign third parties. For example, new regulations overseen by the Department of Justice took effect in April 2025 that place limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to service providers or vendors located in China or with other specified links to China (and other designated countries). Under these regulations, we may be required to re-examine current contracts or engage in new contract negotiations with third parties that aid in processing data on our behalf or otherwise have access to personal data. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. These and other future further regulations, legislation, sanctions or restrictions could adversely impact our current or future third-party arrangements, and may add expenses or unforeseen burdens to the process of contracting with service providers. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

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

To the extent we adjust our pricing in non-U.S. currencies in the future to offset a change in dollar-equivalent revenue as a result of a relative shift in the value of the U.S. dollar, it may negatively affect international demand for our products and solutions, which may in turn have an adverse effect on our international business and operating results.

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

Use of our platform, core solutions and applications involve the storage, transmission and processing of our customers’ confidential data, including highly confidential financial information regarding their business and personal information regarding their customers or employees. Additionally, we maintain our own proprietary, confidential, personal and otherwise sensitive information. We rely on systems, websites and other services, including some that are managed by third parties, for the provision of our platform, core solutions and applications and such IT systems and services are at risk for security breaches and incidents, as well as technical failures and outages, as a result of third-party action, employee, vendor or contractor error, malfeasance, bugs, ransomware and other malicious software, or other factors. Cyberattacks and other malicious Internet-based activity continue to increase generally in number, intensity and sophistication, and cloud-based platform providers of software and services have been targeted. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and may be difficult to detect. These risks may be heightened in connection with wars and conflicts in Ukraine/Russia, Israel/Gaza and throughout the Middle East, and other geopolitical tensions and regional instability. As a result, we, and our vendors and other third parties on which we rely, may be vulnerable to, and may be unable to anticipate or detect, security breaches and incidents. In addition, many of our employees (and those of our vendors and other third parties on which we rely) are working remotely, which may pose additional cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

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

If any unauthorized or inadvertent access to, or a security breach or any other incident impacting our platform, core solutions or applications occurs, or is believed to occur, such an event could result in the loss or unavailability of data, loss of intellectual property rights or intellectual property protection, unauthorized access to, or use, alteration, disclosure or other processing of data, interruptions to or disruption of our platform, core solutions or applications, loss of business, difficulty attracting new customers, severe reputational damage harming customer or investor confidence, regulatory investigations, proceedings, orders, litigation (including class actions), indemnity obligations, and damages for contract breach or fines, penalties or other liabilities. Security breaches and other incidents that we or our service providers, or other third parties on which we rely, suffer could also result in significant response and remediation costs, which might include liability for misappropriated, altered, converted or lost assets or information and repair of system damage that might have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or incident and other liabilities. Any actual or perceived security breach or incident could harm our ability to operate our business and may impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets or cause us to lose existing customers. If a high-profile security breach or incident occurs with respect to us or another provider of cloud software, our customers and potential customers might lose trust in the security of our platform or in the cloud software industry generally, which could harm our ability to retain existing customers or attract new ones. Even in the absence of any security breach or incident, customer concerns about security, privacy or data protection might deter them from using our platform for activities that involve personal or other sensitive information, which may harm our business and operating results. Further, any actual, potential or anticipated cyberattacks or other sources of security breaches or incidents also may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Privacy, cybersecurity and data protection are significant issues in the United States, Europe and many other jurisdictions where we offer our platform. The regulatory frameworks governing the collection, storage, use and other processing of business information, particularly information that affects financial statements and personal data, are rapidly evolving, and any failure or perceived failure to comply with applicable privacy, cybersecurity or data protection laws or regulations may adversely affect our business. Further, these laws are not always interpreted uniformly and there is no guarantee that regulators or consumers will agree with our approach to compliance. Additionally, any violations of applicable laws, regulations or policies by third parties we work with, such as vendors or developers, may put our customers’ data at risk and have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, disclosure, or other processing of our customers’ data, or regarding the manner in which the express or implied consent of customers for the collection, use, retention, disclosure or other processing of such data is obtained, could increase our costs and require us to modify our platform, core solutions and applications, or modify our policies or practices, possibly in a material manner, which we may be unable to do on a commercially reasonable basis or at all and, which may limit our ability to store and process customer data or develop new applications and features.

For example, in the United States, many states have enacted new privacy laws. The California Consumer Privacy Act, as amended by the California Privacy Rights Act, or the CCPA, among other things, requires covered companies to provide required disclosures to California consumers, and afford such consumers abilities to opt out of certain processing of personal information. Additionally, many other states have proposed or enacted privacy laws, including, for example, Washington’s My Health, My Data Act, and numerous laws similar to the CCPA. The U.S. federal government also is contemplating federal privacy legislation, reflecting a trend toward more stringent privacy legislation. In addition, the U.S. federal government and various U.S. state and foreign governments have adopted or proposed requirements regarding obligations on companies to notify individuals of security breaches and incidents involving particular personal information, which could result from breaches and incidents experienced by us or by organizations with which we have formed or may form strategic relationships. Even though we may have certain contractual protections with such organizations, notifications or other public disclosure or dissemination of information related to any actual or perceived security breach or incident could impact our reputation, harm customer confidence, hurt our expansion into new markets or cause us to lose existing customers.

Further, many foreign countries and governmental bodies, including the European Union, or the EU, where we conduct business and have offices or use vendors, have laws and regulations concerning the personal data of their residents or by businesses operating within their jurisdiction. For example, we are subject to the European General Data Protection Regulation and applicable national supplementing laws, collectively the EU GDPR. We may also be subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, collectively the UK GDPR and together with the EU GDPR, the GDPR. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify an individual and include a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR also regulates cross-border transfers of personal data out of the European Economic Area, or EEA, and the United Kingdom, or UK. With regard to data transfers of personal data from our European employees and customers to the United States, we historically relied upon EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications for the transfer of personal data from the EU and Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address concerns raised by the Court of Justice of the European Union, or the CJEU, in relation to data transfers from the EEA to the United States and which formed the basis of the EU-US Data Privacy Framework, or DPF, which became effective as an EU GDPR (and subsequently leveraged for use as a UK GDPR) transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU Standard Contractual Clauses to transfer personal data outside of the EEA. Reliance on the standard contractual clauses alone may not, however, necessarily be sufficient in all circumstances as cross-border data transfers must be assessed on a case-by-case basis. On June 28, 2021, the EU Commission adopted an “adequacy decision,” which allows for free flow of personal data between the EEA and the UK. This adequacy decision includes a “sunset clause,” which limits its duration to four years. On May 5, 2025, the European Data Protection Board adopted the European Commission’s proposal to extend the foregoing adequacy decision for six months. It is uncertain how data protection laws and related regulations will develop in the UK over time, and if the adequacy decision is not extended, it may require companies to implement alternative mechanisms for data transfers between the EU and UK, which may require us to change our product and business practices, as well as to update customer agreements in ways that introduce additional costs to our business. The UK made targeted amendments to the UK GDPR in the UK Data (Use and Access) Act 2025, which was enacted on June 19, 2025. These amendments may impact the European Commission’s decision with respect to its adequacy decision regarding the UK’s data protection regime. Any restrictions on cross-border transfers of personal data could adversely impact our customers’ use of our platform and our business, operating results and financial condition. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following such decisions and otherwise in connection with regulatory developments and evolving guidance regarding cross-border data transfers, and we and our customers face the potential for regulators in the EEA, Switzerland, the UK and other regions to apply different standards to the transfer of personal data from those regions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows to the United States. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EEA, Switzerland, the UK and other regions may not be adopted by all of our customers and the means we use to conduct cross-border personal data transfers may be subject to legal challenge by data protection authorities, privacy advocates or others. We may also experience reluctance or refusal by customers in Europe or other regions to use our platform due to potential risk exposure. We and our customers face a risk of enforcement actions taken by data protection authorities in various jurisdictions regarding cross-border data transfers, including from and to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our platform and reduce overall demand for it, or lead to regulatory investigations and other proceedings, private claims and litigation, and significant fines, penalties or liabilities in connection with any actual or asserted noncompliance. Privacy, cybersecurity and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries. Any failure or perceived failure by us to comply with privacy, cybersecurity or data protection laws, regulations, standards, policies, statements or commitments, contractual requirements or other obligations, including as they relate to the processing of customer data or other data, or any actual or perceived security breach or incident or other cybersecurity compromise, including any such compromise that results in the loss or unavailability of data, or unauthorized access to, or use, alteration, disclosure or other processing of data, may result in regulatory investigations and enforcement actions, claims, demands, proceedings and litigation, negative publicity, fines, penalties or other liabilities, harm to our reputation, and cause a loss of customers and harm our ability to attract new customers, any or all of which could have an adverse effect on our business, operating results and financial condition.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we cease to be an “emerging growth company” at the end of 2025. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Further, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight might be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis, and we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025.

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

We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in applicable tax laws and regulations, as well as other factors, including the possibility of retroactive effect, could cause us to experience fluctuations in our tax obligations and effective tax rates and could affect our tax positions and/or our tax liabilities. For example, beginning in 2022, the Internal Revenue Code eliminated the right to deduct research and development expenditures currently and required taxpayers to capitalize and amortize both U.S. and foreign research and development expenditures over five and fifteen tax years, respectively. Additionally, recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and use foreign tax credits, as well as changes to U.S. tax laws that might be enacted in the future, could impact the tax treatment of our foreign and U.S. earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities might increase our worldwide effective tax rate and adversely affect our operating results and financial condition. There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. While some countries, including certain members of the EU, among other jurisdictions, have issued laws and regulations to conform to this regime that became effective as of January 1, 2024, we have determined that we are not yet subject to Pillar Two rules. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two and other OECD and non-U.S. rules may have on our business, operating results and financial condition. Further, unilateral measures such as digital services taxes, corresponding tariffs in response to such measures, and other retaliatory measures could create additional uncertainty and may adversely impact our business. The risk of being subjected to a digital services tax may be increased in an environment of escalated and changing international trade measures, as exemplified by the recently increased and additional tariffs imposed by the United States, and the corresponding risk of retaliatory trade measures by countries affected by these measures. If these proposals or other unanticipated proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.

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

As a result of the exchanges or redemptions made under our structure, we might incur a TRA liability. We do not expect to record a TRA liability until it is probable that we will incur a liability, and we are able to reasonably estimate the amount, based on our ability to realize some of all of the tax benefits associated with the exchanges or redemptions. We estimate that the total unrecorded TRA liability that could result from past exchanges and redemptions as of June 30, 2025 is $193.5 million. For additional information, see Note 7, “Income Taxes” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

If and when we generate taxable income, OneStream Software LLC will generally make quarterly tax distributions pro rata to each of its members, including us, based on each member’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the highest effective marginal combined federal, state, and local income tax rate that might potentially apply to any member for the applicable fiscal year. The legislation commonly known as the Tax Cuts and Jobs Act of 2017 significantly reduced the highest marginal federal income tax rate applicable to corporations such as OneStream, Inc., relative to non-corporate taxpayers, and this reduction became permanent as a result of the OBBB. As a result of this disparity, we expect to receive tax distributions from OneStream Software LLC significantly in excess of our actual tax liability and our obligations under the TRA, which could result in our accumulating a significant amount of cash. This would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of an LLC Unit to deviate from the value of a share of Class A common stock, contrary to the one-to-one relationship between the number of LLC Units owned by OneStream, Inc. and the number of shares of Class A common stock and Class D common stock outstanding. In addition, such cash, if used to purchase additional LLC Units, could result in deviation from the one-to-one relationship unless a corresponding number of additional shares are distributed as a stock dividend. We might choose to pay dividends with any excess cash. These considerations could have unintended impacts on the market price of our Class A common stock and might impose transaction costs and require management efforts to address on a recurring basis. To the extent that we do not distribute such excess cash as dividends and instead, for example, hold such cash balances or lend them to OneStream Software LLC, the Continuing Members in OneStream Software LLC during a period in which we hold such cash balances could benefit from the value attributable to such cash balances as a result of redeeming or exchanging their LLC Units and obtaining ownership of Class A common stock (or a cash payment based on the value of Class A common stock). In such case, these Continuing Members could receive disproportionate value for their LLC Units exchanged during this time frame.

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

Our Class C common stock has ten votes per share, our Class D common stock has ten votes per share and our Class A common stock, which is our publicly traded stock, has one vote per share. As of August 1, 2025, the holders of our Class C common stock and our Class D common stock, including KKR (which is one of the TRA Members entitled to the payments under the TRA) and our co-founder and chief executive officer, collectively hold approximately 95% of the voting power of our outstanding capital stock. As a result, the holders of our Class C common stock and our Class D common stock have the ability to control or significantly influence any action requiring approval of our stockholders, including the election and removal of our directors, amendments to our certificate of incorporation and bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change in control of our company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of other stockholders. In addition, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). This concentration of voting power with the holders of our Class C common stock and our Class D common stock, and KKR’s director nomination rights, may have a negative impact on the price of our Class A common stock.

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

As of August 1, 2025, an aggregate of 56,496,401 shares of Class D common stock are issuable upon the redemption of LLC Units held by the Continuing Members (and the cancelation of an equal number of shares of Class C common stock held by them), subject to the conditions set forth in the Amended LLC Agreement, and such shares of Class D common stock are in turn convertible into shares of our Class A common stock on a one-for-one basis. In addition, as of August 1, 2025, an aggregate of 98,212,082 shares of outstanding Class D common stock are likewise convertible into shares of our Class A common stock on a one-for-one basis.

Under our registration rights agreement, as of August 1, 2025, certain of our existing stockholders, including KKR and members of our management, have the right, subject to the conditions set forth in the registration rights agreement, to require us to file registration statements covering the resale of up to 119,760,793 shares of Class A common stock issued or issuable upon exchange or conversion of outstanding shares of our other series of common stock and redemption or exchange of accompanying LLC Units, as applicable, or to include their shares in registration statements that we might file for ourselves or our stockholders.

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

We are an emerging growth company as defined in the JOBS Act, and for as long as we continue to be an emerging growth company, which we expect to be through the end of 2025, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ONESTREAM, INC.

Date: August 7, 2025	By:	/s/ Thomas Shea
Thomas Shea
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ William Koefoed
William Koefoed
Chief Financial Officer
(Principal Financial and Accounting Officer)