Form 10-Q
period 2025-09-30
OneStream, Inc.
filed 2025-11-06
CIK 1889956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 90,268,494 shares of Class A common stock, par value $0.0001 per share, 55,780,105 shares of Class C common stock, par value $0.0001 per share, and 97,763,174 shares of Class D common stock, par value $0.0001 per share, outstanding.

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
•
”Option Modification” refers to the amendment, in connection with the Reorganization Transactions, of then outstanding common unit options granted under the 2019 Common Unit Option Plan to remove the forfeiture provision, as further described in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
•
“Reorganization Transactions” refers to the internal reorganization completed in connection with the IPO, following which OneStream, Inc. manages and operates the business and controls the strategic decisions and day-to-day operations of OneStream Software LLC as sole manager and includes the operations of OneStream Software LLC in its consolidated financial statements.
•
“SEC” refers to the Securities and Exchange Commission.
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
•
We might be required to pay the TRA Members for certain tax benefits we might claim, and the payments we might be required to make could be substantial.
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

v

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ONESTREAM, INC.

CONDENSED Consolidated Balance SheetS

(in thousands, except share amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$653,851	$544,174
Accounts receivable, net	151,692	129,014
Unbilled accounts receivable	18,499	23,294
Deferred commissions	22,606	20,682
Prepaid expenses and other current assets	16,542	20,202
Total current assets	863,190	737,366
Unbilled accounts receivable, noncurrent	680	800
Deferred commissions, noncurrent	45,032	44,228
Operating lease right-of-use assets	15,817	16,705
Property and equipment, net	8,490	10,084
Intangible assets, net	2,851	2,567
Goodwill	12,548	9,280
Other noncurrent assets	839	2,191
Total assets	$949,447	$823,221
Liabilities and stockholders’ / members’ equity
Current liabilities:
Accounts payable	$32,381	$19,563
Accrued compensation	31,175	27,543
Accrued commissions	8,366	9,007
Deferred revenue, current	275,517	239,291
Operating lease liabilities, current	3,377	3,237
Other accrued expenses and current liabilities	13,892	13,534
Total current liabilities	364,708	312,175
Deferred revenue, noncurrent	7,204	4,515
Operating lease liabilities, noncurrent	14,320	15,357
Other noncurrent liabilities	347	216
Total liabilities	386,579	332,263
Commitments and contingencies (Note 5)
Stockholders’ / members’ equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized, 89,918,545 and 51,456,091 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	5
Class B common stock, $0.0001 par value, 300,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class C common stock(1), $0.0001 par value, 300,000,000 shares authorized, 55,780,105 and 63,929,619 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	6
Class D common stock(1), $0.0001 par value, 600,000,000 shares authorized, 97,763,174 and 122,196,307 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	12
Additional paid-in capital	853,956	718,084
Accumulated other comprehensive income (loss)	753	(599)
Accumulated deficit	(382,632)	(331,334)
Total stockholders’ equity attributable to OneStream, Inc. / members’ equity	472,100	386,174
Non-controlling interests	90,768	104,784
Total stockholders’ / members’ equity	562,868	490,958
Total liabilities and stockholders’ / members’ equity	$949,447	$823,221
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

ONESTREAM, INC.

CONDENSED Consolidated StatementS of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Subscription	$140,930	$110,722	$399,660	$309,542
License	4,169	11,734	13,829	24,818
Professional services and other	9,204	6,684	24,713	22,572
Total revenue	154,303	129,140	438,202	356,932
Cost of revenues:
Subscription	36,869	32,386	102,651	82,007
Professional services and other	12,383	32,015	36,571	53,397
Total cost of revenue	49,252	64,401	139,222	135,404
Gross profit	105,051	64,739	298,980	221,528
Operating expenses:
Sales and marketing	63,506	162,700	201,386	263,225
Research and development(1)	30,639	83,040	99,559	119,916
General and administrative	28,364	74,170	87,606	110,509
Total operating expenses	122,509	319,910	388,551	493,650
Loss from operations	(17,458)	(255,171)	(89,571)	(272,122)
Interest income, net	6,748	5,022	19,099	8,319
Other (expense) income, net	(900)	772	2,437	2,263
Loss before income taxes	(11,610)	(249,377)	(68,035)	(261,540)
(Benefit) provision for income taxes	(119)	(32)	917	614
Net loss	$(11,491)	$(249,345)	$(68,952)	$(262,154)
Less: Net loss attributable to non-controlling interests	(2,641)	(77,402)	(17,654)	(77,402)
Net loss attributable to OneStream, Inc.	$(8,850)	$(171,943)	$(51,298)	$(184,752)
Net loss per share of Class A and Class D common stock–basic and diluted(2)	$(0.05)	$(1.06)	$(0.29)	$(1.06)
Weighted-average shares of Class A and Class D common stock outstanding–basic and diluted(2)	186,629	160,300	179,930	160,300

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

ONESTREAM, INC.

CONDENSED Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,491)	$(249,345)	$(68,952)	$(262,154)
Other comprehensive (loss) income:
Foreign currency translation	(100)	244	1,831	(31)
Comprehensive loss	$(11,591)	$(249,101)	$(67,121)	$(262,185)
Less: Comprehensive loss attributable to non-controlling interests	(2,664)	(77,347)	(17,175)	(77,347)
Comprehensive loss attributable to OneStream, Inc.	$(8,927)	$(171,754)	$(49,946)	$(184,838)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONESTREAM, INC.

CONDENSED Consolidated Statements of STOCKHOLDERS’ / MEMBERS’ Equity

(in thousands, except share amounts)

(Unaudited)

	OneStream, Inc. Stockholders’ / Members’ Equity									Accumulated			Total
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Non-controlling	Stockholders’ / Members’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balance as of December 31, 2024	51,456,091	$5	—	$—	63,929,619	$6	122,196,307	$12	$718,084	$(599)	$(331,334)	$104,784	$490,958
Net loss	—	—	—	—	—	—	—	—	—	—	(24,016)	(8,635)	(32,651)
Equity-based compensation	—	—	—	—	—	—	—	—	35,205	—	—	2,704	37,909
Stock option exercises	1,811,775	—	—	—	—	—	—	—	15,274	—	—	—	15,274
Vesting of restricted stock units	7,414	—	—	—	—	—	—	—	—	—	—	—	—
Effect of exchange of Class C common stock	598,404	—	—	—	(598,404)	—	—	—	1,198	—	—	(1,198)	—
Effect of conversions of Class D common stock	21,335,418	2	—	—	—	—	(21,335,418)	(2)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	533	—	192	725
Non-controlling interest adjustment for changes in proportionate ownership in OneStream Software LLC	—	—	—	—	—	—	—	—	(1,477)	—	—	1,477	—
Balance as of March 31, 2025	75,209,102	$7	—	$—	63,331,215	$6	100,860,889	$10	$768,284	$(66)	$(355,350)	$99,324	$512,215
Net loss	—	—	—	—	—	—	—	—	—	—	(18,432)	(6,378)	(24,810)
Equity-based compensation	—	—	—	—	—	—	—	—	29,874	—	—	1,560	31,434
Stock option exercises	3,010,950	—	—	—	—	—	—	—	26,579	—	—	—	26,579
Vesting of restricted stock units	313,606	—	—	—	—	—	—	—	—	—	—	—	—
Effect of exchange of Class C common stock	6,834,814	1	—	—	(6,834,814)	(1)	—	—	14,612	—	—	(14,612)	—
Effect of conversions of Class D common stock	2,648,807	1	—	—	—	—	(2,648,807)	(1)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	896	—	310	1,206
Non-controlling interest adjustment for changes in proportionate ownership in OneStream Software LLC	—	—	—	—	—	—	—	—	(8,243)	—	—	8,243	—
Balance as of June 30, 2025	88,017,279	$9	—	$—	56,496,401	$5	98,212,082	$9	$831,106	$830	$(373,782)	$88,447	$546,624
Net loss	—	—	—	—	—	—	—	—	—	—	(8,850)	(2,641)	(11,491)
Equity-based compensation	—	—	—	—	—	—	—	—	24,084	—	—	1,135	25,219
Stock option exercises	525,838	—	—	—	—	—	—	—	5,200	—	—	—	5,200
Vesting of restricted stock units, net of common stock withheld for net share settlement	210,224	—	—	—	—	—	—	—	(2,584)	—	—	—	(2,584)
Effect of exchange of Class C common stock	716,296	—	—	—	(716,296)	—	—	—	1,596	—	—	(1,596)	—
Effect of conversions of Class D common stock	448,908	—	—	—	—	—	(448,908)	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	(77)	—	(23)	(100)
Non-controlling interest adjustment for changes in proportionate ownership in OneStream Software LLC	—	—	—	—	—	—	—	—	(5,446)	—	—	5,446	—
Balance as of September 30, 2025	89,918,545	$9	—	$—	55,780,105	$5	97,763,174	$9	$853,956	$753	$(382,632)	$90,768	$562,868

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

ONESTREAM, INC.

CONDENSED Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(68,952)	$(262,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,247	2,586
Noncash operating lease expense	1,981	2,303
Amortization of deferred commissions	17,749	15,206
Equity-based compensation	94,562	263,815
Other noncash operating activities, net	1,361	(1,402)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,227)	967
Deferred commissions	(20,477)	(18,610)
Prepaid expenses and other assets	2,994	(1,395)
Accounts payable	13,137	15,720
Deferred revenue	38,915	27,349
Accrued and other liabilities	5,615	(8,371)
Net cash provided by operating activities	70,905	36,014
Investing activities:
Purchases of property and equipment	(924)	(2,177)
Acquisition of business, net of cash acquired	(3,700)	(7,594)
Net cash used in investing activities	(4,624)	(9,771)
Financing activities:
Payments of deferred offering costs	(1,763)	(4,943)
Payments for taxes related to net share settlement of equity awards	(2,150)	—
Proceeds from option exercises	47,081	3,941
Proceeds from initial public offering, net of underwriting discounts and commissions	—	409,598
Repurchase of LLC Units	—	(56,663)
Net cash provided by financing activities	43,168	351,933
Effect of exchange rate changes on cash and cash equivalents	228	195
Net increase in cash and cash equivalents	109,677	378,371
Cash and cash equivalents - Beginning of period	544,174	117,087
Cash and cash equivalents - End of period	$653,851	$495,458
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in liabilities	$72	$239
Lease liabilities arising from obtaining right-of-use assets	$1,306	$1,349
Deferred offering costs, accrued but unpaid	$—	$2,128

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended September 30, 2025, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on February 27, 2025.

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

Net Loss per Share

Basic net loss per share for the three and nine months ended September 30, 2025 is computed by dividing net loss attributable to OneStream, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock outstanding during the period, excluding dilutive shares. Diluted net loss per share is computed by giving effect to the weighted-average potentially dilutive shares for the applicable period, including additional shares of Class D common stock issuable upon redemption of LLC Units held by Continuing Members, and Class A common stock issuable pursuant to outstanding stock options, RSUs and purchase rights committed under the ESPP, as applicable. The potentially dilutive shares of common stock are computed using the treasury stock method. Diluted net loss per share for all periods presented is the same as basic net loss per share as the inclusion of potentially issuable shares would be anti-dilutive.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This pronouncement is effective for public business entities in fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. The standard allows for adoption on a prospective or retrospective basis. The Company is currently considering timing of adoption and in the process of evaluating the impact of adopting this guidance on the condensed consolidated financial statements and related disclosures.

ONESTREAM, INC.

NOTE 3 – BUSINESS COMBINATIONS

During the second quarter of 2025, the Company completed an acquisition of three partner-developed solutions for total purchase consideration of $3.7 million to enhance features and capabilities of the Company’s platform and drive further adoption of the Company’s product portfolio. The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The acquisition was not material to the Company’s condensed consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Leasehold improvements	$8,836	$9,038
Capitalized software costs	5,801	5,264
Furniture and equipment	3,975	3,767
Construction in progress	52	244
Gross property and equipment	18,664	18,313
Less: Accumulated depreciation and amortization	(10,174)	(8,229)
Property and equipment, net	$8,490	$10,084

Depreciation and amortization expense was $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates from 2025 to 2034.

The Company’s future minimum commitments under leases, service agreements and other contractual commitments as of September 30, 2025 are as follows (in thousands):

	Operating Lease Obligations	Future Purchase Obligations
Years ending December 31,
2025 (remaining 3 months)	$1,139	$10,550
2026	4,232	9,552
2027	3,055	1,254
2028	2,817	107
2029	2,676	—
2030 and thereafter	6,768	—
Total payments	20,687	$21,463
Less: imputed interest	(2,716)
Less: lease incentives	(111)
Less: leases less than 12 months	(163)
Total lease liabilities	$17,697

In June 2022, the Company entered into a five-year consumption agreement with a vendor whereby the Company committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement (excluded from the table above). In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of September 30, 2025, the total remaining commitment under this agreement was $144.3 million.

ONESTREAM, INC.

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

Under the terms of the Credit Facility, the Company has the option to borrow funds as either a secured overnight financing rate (SOFR) loan or alternate base rate (ABR) loan. Any advances drawn on the Credit Facility incur interest at an annual rate equal to the SOFR plus 250 basis points for SOFR loans and ABR plus 150 basis points for ABR loans. The SOFR is defined as, for any day, a rate per annum equal to SOFR for the day (such day, the SOFR Determination Date) that is five (5) U.S. Government Securities Business Day prior to (i) if such SOFR rate day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR rate day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR rate day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website. The ABR is defined as, for any day, a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York (NYFRB) rate in effect on such day plus ½ of 1% and (c) Term SOFR for a one month interest period on such day (or if such day is not a Business Day, the immediately preceding business day) plus 1%. Any undrawn portion of the Credit Facility is subject to a fee of 0.25% per annum. SOFR interest payments for interest periods of 3 months or less are due at the end of the interest period. SOFR interest payments for interest periods greater than 3 months are due on 3-month intervals following the borrowing. ABR interest and fees are payable quarterly in arrears with the principal and any accrued and unpaid interest due on October 27, 2028. Interest expense on the Credit Facility is recorded in the condensed consolidated statements of operations as interest expense, net and fees are recorded as general and administrative expenses. Interest expense and fees on the Credit Facility were not material during the three and nine months ended September 30, 2025 and 2024.

Under the terms of the Credit Facility, the Company must maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens, and the payment of dividends. The Company must also not permit the ratio of indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and

ONESTREAM, INC.

is required to maintain $50.0 million in liquidity. The Credit Facility is secured by substantially all the assets of the Company. The Company was compliant with the financial covenants contained in the agreement as of September 30, 2025.

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

The Company’s income tax (benefit) provision was not material for the three months ended September 30, 2025 and 2024. The provision was $0.9 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively. For all periods presented, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to non-controlling interest and having a full valuation allowance.

Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact, related legislation, with widespread implementation of a global minimum tax expected by 2025. As of September 30, 2025, the Company was not materially impacted by this legislation. As further legislation becomes effective in countries in which the Company does business, and if the Company’s revenue grows in foreign jurisdictions, the Company’s provision for income taxes could be materially impacted. The Company will continue to monitor whether these provisions will become applicable on an ongoing basis.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into law, introducing a broad range of changes to the U.S. tax code. The Company has evaluated the impact of the Act and determined it will not have a material impact on its financial results.

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

Based on the Company’s assessment, it is not more-likely-than-not that the Company will realize the tax benefit of any deferred tax asset resulting from the Reorganization Transactions and subsequent LLC Unit exchanges and redemptions, and therefore, the Company has established a full valuation against its U.S. deferred tax asset. As such, the Company has concluded that a TRA liability is not probable, and therefore no TRA liability has been recorded in the condensed consolidated financial statements as of September 30, 2025. Had the tax benefit been assessed to be more-likely-than-not to be realized, the maximum estimated TRA liability that could result from past exchanges would have been $195.2 million as of September 30, 2025.

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

Preferred Stock

As of September 30, 2025, there are no shares of preferred stock outstanding. Under the terms of the Company’s amended and restated certificate of incorporation, the board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series without shareholder approval. The board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Exchanges and Redemptions of LLC Units

During the three and nine months ended September 30, 2025, pursuant to the terms of the Amended LLC Agreement, certain Continuing Members redeemed 716,296 and 8,149,514 LLC Units, respectively, along with their corresponding shares of Class C common stock, in exchange for an equal number of shares of Class D common stock, which were all subsequently converted into Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company cancelled the exchanged shares of Class C common stock.

ONESTREAM, INC.

Conversions of Class D Common Stock

During the three and nine months ended September 30, 2025, a total of 448,908 and 24,433,133 shares, respectively, of Class D common stock were converted to Class A common stock by certain Former Members. Upon the completion of the conversion, the associated shares of Class D common stock were retired and will not be reissued.

NOTE 9 – NON-CONTROLLING INTERESTS

In connection with the Reorganization Transactions, OneStream, Inc. became the sole manager of OneStream Software LLC and accordingly consolidates the results of operations of OneStream Software LLC. The non-controlling interests balance on the Company’s condensed consolidated balance sheets represents the portion of LLC Units owned by the Continuing Members. Net loss is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to vesting conditions. As of September 30, 2025, the non-controlling interests in OneStream Software LLC owned 22.7% with the remaining 77.3% owned by OneStream, Inc.

The ownership of the LLC Units is summarized as follows:

	Ownership			Ownership Percentage
	OneStream, Inc.	Continuing Members(1)	Total	OneStream, Inc.	Continuing Members(1)	Total
Balances as of December 31, 2024	173,652,398	62,857,813	236,510,211	73.4%	26.6%	100.0%
Exchange of Class C common stock	8,149,514	(8,149,514)	—	3.4%	(3.4)%	—
Vesting of LLC Units	—	365,295	365,295	—	—	—
Issuance of LLC Units in connection with equity-based compensation plans	5,879,807	—	5,879,807	0.5%	(0.5)%	—
Balances as of September 30, 2025	187,681,719	55,073,594	242,755,313	77.3%	22.7%	100.0%

(1) Excludes 706,511 and 1,071,806 LLC Units still subject to vesting conditions at September 30, 2025 and December 31, 2024, respectively.

NOTE 10 – EQUITY-BASED COMPENSATION

2019 Common Unit Option Plan (the 2019 Plan)

The following table summarizes the option activity under the 2019 Plan during the nine months ended September 30, 2025 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	33,321	$10.58	7.63	$597,716
Forfeited / Cancelled	(669)	12.59
Exercised	(5,335)	8.77		93,054
Outstanding as of September 30, 2025	27,317	$10.89	6.90	$206,075
Vested and exercisable as of September 30, 2025	17,930	$9.75	6.34	$155,588

Total unrecognized equity-based compensation expense related to stock options granted under the 2019 Plan was $37.4 million as of September 30, 2025, which is expected to be recognized over a weighted-average remaining service period of 2.1 years using the accelerated attribution method.

ONESTREAM, INC.

2024 Equity Incentive Plan (the 2024 Plan)

The following table summarizes the option activity under the 2024 Plan during the nine months ended September 30, 2025 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,400	$20.00	9.56	$20,447
Forfeited / Cancelled	(63)	20.00
Exercised	(14)	20.00		114
Outstanding as of September 30, 2025	2,323	$20.00	8.74	$—
Vested and exercisable as of September 30, 2025	586	$20.00	8.53	$—

Total unrecognized equity-based compensation expense related to stock options granted under the 2024 Plan was $9.0 million as of September 30, 2025, which is expected to be recognized over a weighted-average remaining service period of 2.8 years using the accelerated attribution method.

The following table summarizes the RSU activity under the 2024 Plan during the nine months ended September 30, 2025 (in thousands, except per share data):

	RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	355	$29.48
Granted	6,116	23.44
Vested	(662)	23.84
Forfeited / Cancelled	(182)	23.98
Outstanding as of September 30, 2025	5,627	$23.76

Total unrecognized equity-based compensation expense related to the RSUs was $129.0 million as of September 30, 2025, which is expected to be recognized over a weighted-average remaining service period of 3.5 years using the straight-line method.

Shares withheld for employee tax withholding obligations remain in the authorized but unissued pool under the 2024 Plan and are available for reissuance. Payments for employee tax obligations are recognized as a reduction to additional paid-in capital and reflected as financing activities on our consolidated statement of cash flows.

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

ONESTREAM, INC.

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

Equity-based compensation expense related to the ESPP was $0.6 million and $1.2 million for the three and nine months ended September 30, 2025. Total unrecognized equity-based compensation expense related to the ESPP was $3.4 million as of September 30, 2025, which is expected to be recognized over a weighted-average remaining service period of 1.6 years using the straight-line method. As of September 30, 2025, there have been no shares issued under the ESPP.

DataSense Holdings Awards

During the nine months ended September 30, 2025, 302,791 LLC Units and corresponding shares of Class C common stock held by DataSense Holdings LLC (DataSense Holdings) vested. As of September 30, 2025, 706,511 LLC Units and corresponding shares of Class C common stock issued to DataSense Holdings remained unvested and total unrecognized equity-based compensation expense related to these awards was $5.5 million, which is expected to be recognized over a weighted-average remaining service period of 1.3 years using the accelerated attribution method. As of December 31, 2024, 1,009,302 LLC Units and corresponding shares of Class C common stock issued to DataSense Holdings were unvested. The unvested LLC Units and corresponding shares of Class C common stock are classified as outstanding on the Company’s condensed consolidated balance sheets as they are legally outstanding.

Classification of Equity-Based Compensation Expense

Equity-based compensation expense was classified as follows in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of subscription	$534	$4,981	$1,874	$4,981
Cost of professional services and other	1,344	21,886	4,571	21,886
Sales and marketing	9,377	114,713	35,019	115,987
Research and development	6,134	62,251	25,481	63,505
General and administrative	7,830	56,152	27,617	57,456
Total equity-based compensation	$25,219	$259,983	$94,562	$263,815

ONESTREAM, INC.

NOTE 11 – NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	July 24, 2024 through September 30, 2024
Numerator:
Net loss	$(11,491)	$(68,952)	$(247,510)
Less: net loss attributable to non-controlling interests	(2,641)	(17,654)	(77,402)
Net loss attributable to OneStream, Inc.	$(8,850)	$(51,298)	$(170,108)
Denominator:
Weighted-average shares of Class A and Class D common stock outstanding–basic and diluted	186,629	179,930	160,300
Net loss per share:
Net loss per share of Class A and Class D common stock–basic and diluted	$(0.05)	$(0.29)	$(1.06)

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

The following table contains outstanding share totals with a potentially dilutive impact (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	July 24, 2024 through September 30, 2024
Stock options	29,640	29,640	39,101
RSUs	5,627	5,627	187
Purchase rights committed under the ESPP	617	561	—
Total	35,884	35,828	39,288

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

Disaggregation of Revenue

Revenue by geographic region, based on the physical location of the customer, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$102,099	$91,164	$289,425	$248,507
Other	52,204	37,976	148,777	108,425
Total revenue	$154,303	$129,140	$438,202	$356,932

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

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors, including the aging of the receivable balance, historical experience and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. As of September 30, 2025 and December 31, 2024, the balance in the allowance for credit losses was $2.3 million and $1.9 million, respectively. Bad debt expense, which is presented in the condensed consolidated statements of operations as general and administrative expenses, was $0.9 million for the three months ended September 30, 2025, and was $1.5 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. Bad debt expense was not material for the three months ended September 30, 2024.

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

The balance of deferred revenue will fluctuate based on timing of invoices and recognition of revenue. The amount of revenue recognized during the three and nine months ended September 30, 2025 that was included in deferred revenue at December 31, 2024 was $48.3 million and $218.0 million, respectively.

Remaining Performance Obligations

The aggregate amount of the transaction price allocated to remaining performance obligations as of September 30, 2025 was $1,238.0 million. The Company expects to recognize approximately 40% of this amount as revenue in the next 12 months with the remaining balance recognized thereafter.

ONESTREAM, INC.

NOTE 13 – RELATED PARTY TRANSACTIONS

DataSense

Prior to the Company’s acquisition of DataSense LLC (DataSense) in the second quarter of 2024, the Company was a party to consulting and software development services agreements with DataSense. The Company’s co-founder, chairman, CEO and president, Thomas Shea, is the father of Andrew Shea, who was the chief executive officer and an equity holder in DataSense until its acquisition by the Company. The Company paid $1.9 million in 2024 through the acquisition date of May 1, 2024 under the consulting and software development services agreements with DataSense, which are included in the Company’s research and development expenses.

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

We generate the substantial majority of our revenue from the sale of access to our platform, either pursuant to software-as-a-service, or SaaS, contracts that we account for as subscription revenue or pursuant to perpetual or term‑based software licenses that we account for as license revenue. Subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We refer to these revenue streams collectively as software revenue, which represented 94% and 95% of our total revenue for the three months ended September 30, 2025 and 2024, respectively, and 94% for both the nine months ended September 30, 2025 and 2024. Software revenue is driven primarily by our number of customers, the number of users at each customer, the price of subscriptions and user licenses and renewal rates.

Since 2023, customers on SaaS contracts accounted for the majority of our total revenue and more than 90% of our new customers have been on SaaS contracts. Prior to the third quarter of 2020 when we introduced our current SaaS-based model, we sold access to our platform on a perpetual or term-based license basis. We expect revenue from SaaS contracts to contribute an increasing portion of total revenue over time, but we may continue to offer licenses to certain customers in limited circumstances, such as government agencies or large enterprises in heavily regulated industries. A majority of our SaaS contracts and term‑based licenses have three-year terms, although terms currently range from less than one year up to ten years. Most of our contracts are non-cancellable. We had $1,238.0 million and $1,103.9 million in remaining performance obligations as of September 30, 2025 and December 31, 2024, respectively, consisting of both billed and unbilled consideration.

We also generate revenue from the sale of professional services, including consulting, implementation and configuration services and training, but we are increasingly leveraging our partners to provide these services. Professional services represented 6% and 5% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 6% for both the nine months ended September 30, 2025 and 2024.

We generate the majority of our total revenue from customers located in the United States; however, revenue generated from customers outside of the United States accounted for 34% and 29% of our total revenue for the three months ended September 30, 2025 and 2024, respectively, and 34% and 30% for the nine months ended September 30, 2025 and 2024, respectively, and we are focused on growing our international business.

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

Acquiring New Customers

The most significant driver of our year-over-year software revenue growth is the signing of new customers in the preceding 12 months. We had 1,739 and 1,534 customers as of September 30, 2025 and 2024, respectively, representing year-over-year growth of 13%. We define a customer as an entity with an active contract as of the measurement date; organizations with multiple divisions, segments or subsidiaries may be counted as multiple customers. Our results of operations and growth depends in part on our ability to attract new customers and we believe there is a significant opportunity to grow our customer base. We primarily rely on our marketing efforts, direct sales force and go-to-market partners to attract new customers. Our ability to achieve significant revenue growth in the future will be dependent on our ability to effectively attract, retain and train sales personnel, both domestically and internationally, particularly with experience selling to larger enterprises. Growing, educating and nurturing our partner ecosystem is also critical to our customer acquisition as we increasingly rely on partners to support the implementation of our platform and delivery of our applications. We believe a productive partner ecosystem accelerates the adoption of our platform and enables more efficient implementation. We intend to continue to invest in expanding our partnership ecosystem and in enhanced education and training for our existing partners.

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

International Expansion

Revenue generated from customers outside of the United States accounted for 34% and 29% of our total revenue for the three months ended September 30, 2025 and 2024, respectively, and 34% and 30% for the nine months ended September 30, 2025 and 2024, respectively. In addition to our offices and customers throughout the United States, we maintain offices in Australia, Europe and Singapore, and our customers are located in approximately 45 countries. We believe there is a significant opportunity to grow our international business and plan to continue to invest in personnel, office space, marketing and data center capacity to support our international growth.

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

Mix of Subscription Revenue and License Revenue

Our total revenue is affected by changes in the mix of our subscription revenue and license revenue. For the three months ended September 30, 2025, subscription revenue and license revenue represented 91% and 3% of our total revenue, respectively, compared to 86% and 9%, respectively, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, subscription revenue and license revenue represented 91% and 3% of our total revenue, respectively, compared to 87% and 7%, respectively, for the nine months ended September 30, 2024. We generate the substantial majority of our revenue from the sale of access to our platform, primarily pursuant to SaaS contracts that we account for as subscription revenue. SaaS contracts have made up more than 90% of our new customer contracts since 2023. In addition to SaaS contracts, subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We recognize revenue from our SaaS contracts, customer support and software maintenance ratably over the contract term. Before we introduced our SaaS-based model in 2020, we sold access to our platform under term-based or perpetual licenses, which we account for as license revenue. We recognize license revenue when our software is first made available to the customer or upon commencement of the license term, if later. For additional information about the components of our subscription revenue and license revenue, see the sections titled “—Components of Results of Operations—Subscription Revenue” and “—License Revenue.”

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

Gross Profit and Gross Margin; Software Gross Profit and Software Gross Margin

Gross profit equals revenue less cost of revenue, and gross profit as a percentage of total revenue is referred to as gross margin. Our software gross profit, which equals our software revenue less subscription costs, was $108.2 million and $90.1 million for the three months ended September 30, 2025 and 2024, respectively, and $310.8 million and $252.4 million for the nine months ended September 30, 2025 and 2024, respectively. Our gross margin was 68% and 50% for the three months ended September 30, 2025 and 2024, respectively, and 68% and 62% for the nine months ended September 30, 2025 and 2024, respectively. Our software gross margin, which is our software gross profit as a percentage of software revenue, was 75% and 74% for the three months ended September 30, 2025 and 2024, respectively, and 75% for both the nine months ended September 30, 2025 and 2024. Gross margin and software gross margin have been and will continue to be affected by various factors, including the mix between revenue from SaaS contracts and term-based licenses, the timing of our acquisition of new customers and the renewal of and expansion of sales to existing customers, support and maintenance, the costs associated with operating our platform, the extent to which we expand our customer support team, the recognition of equity-based compensation and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. In addition, we have benefited from a hybrid approach where we have evolved our cloud computing contracts and model to enable more flexibility with our cost structure and improved efficiency of our offering. We expect our gross profit and software gross profit to increase in absolute dollars as total revenue and software revenue increases. We also expect our gross margin and software gross margin to increase over time, although they may fluctuate from period to period.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues:
Subscription	$140,930	$110,722	$399,660	$309,542
License	4,169	11,734	13,829	24,818
Professional services and other	9,204	6,684	24,713	22,572
Total revenue	154,303	129,140	438,202	356,932
Cost of revenues:
Subscription(1)	36,869	32,386	102,651	82,007
Professional services and other(1)	12,383	32,015	36,571	53,397
Total cost of revenue	49,252	64,401	139,222	135,404
Gross profit	105,051	64,739	298,980	221,528
Operating expenses:
Sales and marketing(1)	63,506	162,700	201,386	263,225
Research and development(1), (2)	30,639	83,040	99,559	119,916
General and administrative(1)	28,364	74,170	87,606	110,509
Total operating expenses	122,509	319,910	388,551	493,650
Loss from operations	(17,458)	(255,171)	(89,571)	(272,122)
Interest income, net	6,748	5,022	19,099	8,319
Other (expense) income, net	(900)	772	2,437	2,263
Loss before income taxes	(11,610)	(249,377)	(68,035)	(261,540)
(Benefit) provision for income taxes	(119)	(32)	917	614
Net loss	$(11,491)	$(249,345)	$(68,952)	$(262,154)
Less: Net loss attributable to non-controlling interests	(2,641)	(77,402)	(17,654)	(77,402)
Net loss attributable to OneStream, Inc.	$(8,850)	$(171,943)	$(51,298)	$(184,752)

(1)
Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of subscription	$534	$4,981	$1,874	$4,981
Cost of professional services and other	1,344	21,886	4,571	21,886
Sales and marketing	9,377	114,713	35,019	115,987
Research and development	6,134	62,251	25,481	63,505
General and administrative	7,830	56,152	27,617	57,456
Total equity-based compensation	$25,219	$259,983	$94,562	$263,815

(2)
Amounts include certain expenses incurred with related parties. See Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

The following table presents the components of our results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Subscription	91%	86%	91%	87%
License	3	9	3	7
Professional services and other	6	5	6	6
Total revenue	100	100	100	100
Cost of revenues:
Subscription	24	25	23	23
Professional services and other	8	25	8	15
Total cost of revenue	32	50	32	38
Gross margin	68	50	68	62
Operating expenses:
Sales and marketing	41	126	46	74
Research and development	20	64	23	34
General and administrative	18	57	20	31
Total operating expenses	79	248	89	138
Loss from operations	(11)	(198)	(20)	(76)
Interest income, net	4	4	4	2
Other (expense) income, net	(1)	1	1	1
Loss before income taxes	(8)	(193)	(16)	(73)
(Benefit) provision for income taxes	—	—	—	—
Net loss	(7)	(193)	(16)	(73)
Less: Net loss attributable to non-controlling interests	(2)	(60)	(4)	(22)
Net loss attributable to OneStream, Inc.	(6)%	(133)%	(12)%	(52)%

Totals of percentage of revenue may not sum due to rounding.

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenues

	Three Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Subscription	$140,930	$110,722	27%
License	4,169	11,734	(64)
Professional services and other	9,204	6,684	38
Total revenue	$154,303	$129,140	19

Total revenue was $154.3 million for the three months ended September 30, 2025 compared to $129.1 million for the three months ended September 30, 2024, an increase of $25.2 million, or 19%.

Subscription revenue was $140.9 million, or 91% of total revenue, for the three months ended September 30, 2025 compared to $110.7 million, or 86% of total revenue, for the three months ended September 30, 2024. The increase of $30.2 million, or 27%, was primarily driven by the acquisition of new customers, existing customers expanding their use of our platform and our continued shift to a SaaS-based model from our license-based model.

License revenue was $4.2 million, or 3% of total revenue, for the three months ended September 30, 2025 compared to $11.7 million, or 9% of total revenue, for the three months ended September 30, 2024. The decrease of $7.6 million, or 64%, was primarily driven by our continued shift to a SaaS-based model from our license-based model. We generated the majority of our revenue for the three months ended September 30, 2025 and 2024 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $9.2 million, or 6% of total revenue, for the three months ended September 30, 2025 compared to $6.7 million, or 5% of total revenue, for the three months ended September 30, 2024. The increase of $2.5 million, or 38%, was primarily driven by timing of our customers’ implementation projects.

Cost of Revenues

	Three Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Subscription	$36,869	$32,386	14%
Professional services and other	12,383	32,015	(61)
Total cost of revenue	$49,252	$64,401	(24)

Total cost of revenue was $49.3 million for the three months ended September 30, 2025 compared to $64.4 million for the three months ended September 30, 2024, a decrease of $15.1 million, or 24%.

Cost of subscription revenue was $36.9 million for the three months ended September 30, 2025 compared to $32.4 million for the three months ended September 30, 2024, an increase of $4.5 million, or 14%. The increase was primarily due to an increase in third-party direct server and cloud storage costs of $7.5 million to accommodate higher customer demand and increases in outside services and software subscriptions of $0.5 million, partially offset by a decrease in employee compensation costs of $3.8 million. The decrease in employee compensation costs was driven by lower equity-based compensation expense of $4.4 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount.

Cost of professional services and other revenue was $12.4 million for the three months ended September 30, 2025 compared to $32.0 million for the three months ended September 30, 2024, a decrease of $19.6 million, or 61%. The decrease was primarily due to a decrease in employee compensation costs of $20.9 million, which was driven by lower equity-based compensation expense of $20.5 million, primarily related to the Option Modification in the third quarter of 2024, and lower headcount.

Gross Profit and Gross Margin

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in thousands)
Software gross profit	$108,230	$90,070	20%
Professional services and other gross loss	(3,179)	(25,331)	(87)
Total gross profit	$105,051	$64,739	62
Software gross margin	75%	74%
Professional services and other gross margin	(35)	(379)
Total gross margin	68	50

Gross profit was $105.1 million for the three months ended September 30, 2025 compared to $64.7 million for the three months ended September 30, 2024, an increase of $40.3 million, or 62%. The increase in gross profit was primarily the result of the decrease in equity-based compensation expense, the acquisition of new customers, existing customers expanding their use of our platform and our continued shift to a SaaS-based model from our license-based model.

Gross margin was 68% for the three months ended September 30, 2025 compared to 50% for the three months ended September 30, 2024. The increase in gross margin was primarily the result of the decrease in equity-based compensation expense and sales mix.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$63,506	$162,700	(61)%
Research and development	30,639	83,040	(63)
General and administrative	28,364	74,170	(62)
Total operating expenses	$122,509	$319,910	(62)
Percentage of total revenue:
Sales and marketing	41%	126%
Research and development	20	64
General and administrative	18	57

Sales and Marketing

Sales and marketing expenses were $63.5 million for the three months ended September 30, 2025 compared to $162.7 million for the three months ended September 30, 2024, a decrease of $99.2 million, or 61%. The decrease was primarily due to a decrease in employee compensation costs of $99.8 million, which was driven by lower equity-based compensation expense of $105.3 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount, increases in employer taxes on employee stock transactions of $0.7 million and amortization of deferred commissions of $0.6 million.

Research and Development

Research and development expenses were $30.6 million for the three months ended September 30, 2025 compared to $83.0 million for the three months ended September 30, 2024, a decrease of $52.4 million, or 63%. The decrease was primarily due to a decrease in employee compensation costs of $51.9 million, which was driven by lower equity-based compensation expense of $56.1 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount to support the continued development of our platform, including AI-enabled solutions.

General and Administrative

General and administrative expenses were $28.4 million for the three months ended September 30, 2025 compared to $74.2 million for the three months ended September 30, 2024, a decrease of $45.8 million, or 62%. The decrease was primarily due to a decrease in employee compensation costs of $46.7 million and IPO-related costs incurred in the third quarter of 2024 of $2.3 million, partially offset by increases in outside services and software subscriptions of $1.3 million and bad debt expense of $1.1 million. The decrease in employee compensation costs was driven by lower equity-based compensation expense of $48.3 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount.

Other Income and Expenses

Interest Income, Net

	Three Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Interest income, net	$6,748	$5,022	34%

Interest income, net was $6.7 million for the three months ended September 30, 2025 compared to $5.0 million for the three months ended September 30, 2024, an increase of $1.7 million, or 34%. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other (Expense) Income, Net

	Three Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Other (expense) income, net	$(900)	$772	NM

NM = Not Meaningful.

Other expense, net was $0.9 million for the three months ended September 30, 2025 compared to other income, net of $0.8 million for the three months ended September 30, 2024. Other expense, net of $0.9 million for the three months ended September 30, 2025 consists primarily of losses from foreign currency translation. Other income, net of $0.8 million for the three months ended September 30, 2024 consists primarily of gains from foreign currency translation.

Benefit for Income Taxes

	Three Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Benefit for income taxes	$(119)	$(32)	NM

NM = Not Meaningful.

The benefit for income taxes was not material for both the three months ended September 30, 2025 and 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenues

	Nine Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Subscription	$399,660	$309,542	29%
License	13,829	24,818	(44)
Professional services and other	24,713	22,572	9
Total revenue	$438,202	$356,932	23

Total revenue was $438.2 million for the nine months ended September 30, 2025 compared to $356.9 million for the nine months ended September 30, 2024, an increase of $81.3 million, or 23%.

Subscription revenue was $399.7 million, or 91% of total revenue, for the nine months ended September 30, 2025 compared to $309.5 million, or 87% of total revenue, for the nine months ended September 30, 2024. The increase of $90.1 million, or 29%, was primarily driven by the acquisition of new customers, existing customers expanding their use of our platform and our continued shift to a SaaS-based model from our license-based model.

License revenue was $13.8 million, or 3% of total revenue, for the nine months ended September 30, 2025 compared to $24.8 million, or 7% of total revenue, for the nine months ended September 30, 2024. The decrease of $11.0 million, or 44%, was primarily driven by our continued shift to a SaaS-based model from our license-based model. We generated the majority of our revenue for the nine months ended September 30, 2025 and 2024 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $24.7 million, or 6% of total revenue, for the nine months ended September 30, 2025 compared to $22.6 million, or 6% of total revenue, for the nine months ended September 30, 2024. The increase of $2.1 million, or 9%, was primarily driven by timing of our customers’ implementation projects.

Cost of Revenues

	Nine Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Subscription	$102,651	$82,007	25%
Professional services and other	36,571	53,397	(32)
Total cost of revenue	$139,222	$135,404	3

Total cost of revenue was $139.2 million for the nine months ended September 30, 2025 compared to $135.4 million for the nine months ended September 30, 2024, an increase of $3.8 million, or 3%.

Cost of subscription revenue was $102.7 million for the nine months ended September 30, 2025 compared to $82.0 million for the nine months ended September 30, 2024, an increase of $20.6 million, or 25%. The increase was primarily due to an increase in third-party direct server and cloud storage costs of $19.0 million to accommodate higher customer demand and increases in outside services and software subscriptions of $2.1 million, partially offset by a decrease in employee compensation costs of $0.8 million. The decrease in employee compensation costs was driven by lower equity-based compensation expense of $3.1 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount.

Cost of professional services and other revenue was $36.6 million for the nine months ended September 30, 2025 compared to $53.4 million for the nine months ended September 30, 2024, a decrease of $16.8 million, or 32%. The decrease was primarily due to a decrease in employee compensation costs of $18.7 million, which was driven by lower equity-based compensation expense of $17.3 million, primarily related to the Option Modification in the third quarter of 2024, and lower headcount.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2025	2024	% Change
	(dollars in thousands)
Software gross profit	$310,838	$252,353	23%
Professional services and other gross loss	(11,858)	(30,825)	(62)
Total gross profit	$298,980	$221,528	35
Software gross margin	75%	75%
Professional services and other gross margin	(48)	(137)
Total gross margin	68	62

Gross profit was $299.0 million for the nine months ended September 30, 2025 compared to $221.5 million for the nine months ended September 30, 2024, an increase of $77.5 million, or 35%. The increase in gross profit was primarily the result of the decrease in equity-based compensation expense, the acquisition of new customers, existing customers expanding their use of our platform and our continued shift to a SaaS-based model from our license-based model.

Gross margin was 68% for the nine months ended September 30, 2025 compared to 62% for the nine months ended September 30, 2024. The increase in gross margin was primarily the result of the decrease in equity-based compensation expense and sales mix.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$201,386	$263,225	(23)%
Research and development	99,559	119,916	(17)
General and administrative	87,606	110,509	(21)
Total operating expenses	$388,551	$493,650	(21)
Percentage of total revenue:
Sales and marketing	46%	74%
Research and development	23	34
General and administrative	20	31

Sales and Marketing

Sales and marketing expenses were $201.4 million for the nine months ended September 30, 2025 compared to $263.2 million for the nine months ended September 30, 2024, a decrease of $61.8 million, or 23%. The decrease was primarily due to a decrease in employee compensation costs of $64.7 million, which was driven by lower equity-based compensation expense of $81.0 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount, increases in amortization of deferred commissions of $2.9 million and employer taxes on employee stock transactions of $2.1 million.

Research and Development

Research and development expenses were $99.6 million for the nine months ended September 30, 2025 compared to $119.9 million for the nine months ended September 30, 2024, a decrease of $20.4 million, or 17%. The decrease was primarily due to a decrease in employee compensation costs of $21.0 million, which was driven by lower equity-based compensation expense of $38.0 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount to support the continued development of our platform, including AI-enabled solutions, and an increase in employer taxes on employee stock transactions of $0.8 million.

General and Administrative

General and administrative expenses were $87.6 million for the nine months ended September 30, 2025 compared to $110.5 million for the nine months ended September 30, 2024, a decrease of $22.9 million, or 21%. The decrease was primarily due to a decrease in employee compensation costs of $25.0 million and IPO-related costs incurred in 2024 of $4.3 million, partially offset by increases in outside services and software subscriptions of $4.5 million. The decrease in employee compensation costs was driven by lower equity-based compensation expense of $29.8 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount and an increase in employer taxes on employee stock transactions of $0.6 million.

Other Income and Expenses

Interest Income, Net

	Nine Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Interest income, net	$19,099	$8,319	NM

NM = Not Meaningful.

Interest income, net was $19.1 million for the nine months ended September 30, 2025 compared to $8.3 million for the nine months ended September 30, 2024, an increase of $10.8 million. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income, Net

	Nine Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Other income, net	$2,437	$2,263	8%

Other income, net was $2.4 million for the nine months ended September 30, 2025 compared to $2.3 million for the nine months ended September 30, 2024, an increase of $0.2 million, or 8%. Other income, net of $2.4 million for the nine months ended September 30, 2025 consists primarily of gains from foreign currency translation. Other income, net of $2.3 million for the nine months ended September 30, 2024 was primarily comprised of the gain on remeasurement of the previously held equity interest in DataSense LLC, or DataSense, of $2.4 million, partially offset by losses from foreign currency translation.

Provision for Income Taxes

	Nine Months Ended September 30,
	2025	2024	% Change
	(in thousands)
Provision for income taxes	$917	$614	49%

Provision for income taxes was $0.9 million for the nine months ended September 30, 2025 compared to $0.6 million for the nine months ended September 30, 2024, an increase of $0.3 million, or 49%. Provision for income taxes consists primarily of current income taxes in foreign and state jurisdictions.

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

The following table provides a reconciliation of non-GAAP operating income (loss) to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Loss from operations	$(17,458)	$(255,171)	$(89,571)	$(272,122)
Equity-based compensation expense	25,219	259,983	94,562	263,815
Employer taxes on employee stock transactions	1,176	393	4,183	393
Amortization of acquired intangible assets	336	275	926	458
Acquisition-related costs	—	—	243	—
Non-GAAP operating income (loss)	$9,273	$5,480	$10,343	$(7,456)

Free Cash Flow

We define free cash flow as net cash provided by operating activities less purchases of property and equipment.

The principal limitations of free cash flow are that it does not reflect our future capital commitments and it does not represent the total increase or decrease in our cash balance for a given period.

The following table provides a reconciliation of free cash flow to the most directly comparable GAAP financial measure for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$70,905	$36,014
Purchases of property and equipment	(924)	(2,177)
Free cash flow	69,981	33,837
Net cash used in investing activities	$(4,624)	$(9,771)
Net cash provided by financing activities	$43,168	$351,933

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception we have financed operations primarily through the sale of equity securities and payments received from our customers. As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $653.9 million, which were held primarily for working capital purposes, and the undrawn portion of our credit facility of $150.0 million. Our cash and cash equivalents consisted of money market funds and bank deposits. We believe our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our projected operating requirements and known contractual obligations for at least the next 12 months.

A substantial source of our cash is from our deferred revenue, as we generally invoice customers in equal annual installments at the beginning of each year within the contractual period. Deferred revenue, which is included on our condensed consolidated balance sheets as a liability, consists of the unearned portion of billed fees for our subscriptions, which we recognize as revenue as our performance obligations are satisfied in accordance with our revenue recognition policy. As of September 30, 2025, we had deferred revenue of $282.7 million, of which $275.5 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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

Credit Facility

We have a revolving credit facility that allows us to borrow up to $150.0 million for working capital and for other general corporate purposes through October 27, 2028. As of September 30, 2025, we had no borrowings outstanding under our credit facility.

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

The credit facility is secured by substantially all our assets and contains certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens and the payment of dividends. We must also not permit the ratio of our indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and we are required to maintain $50.0 million in liquidity. We were in compliance with the covenants contained in the agreement as of September 30, 2025.

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

The payment obligations under the TRA are obligations of OneStream, Inc. and not of OneStream Software LLC. The payments that we might be required to make to the TRA Members could be substantial.

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

Cash Flows

The following table summarizes our cash flow activities for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$70,905	$36,014
Net cash used in investing activities	(4,624)	(9,771)
Net cash provided by financing activities	43,168	351,933

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 of $70.9 million was the result of a net loss of $69.0 million, which was more than offset by noncash charges for equity-based compensation of $94.6 million, amortization of deferred commissions of $17.7 million, depreciation and amortization of $3.2 million, noncash operating lease expense of $2.0 million and other noncash operating activities of $1.4 million. Changes in working capital were favorable to cash flows from operating activities by $21.0 million primarily due to an increase in deferred revenue of $38.9 million, an increase in accounts payable of $13.1 million, an increase in accrued and other liabilities of $5.6 million, and a decrease in prepaid expenses and other assets of $3.0 million, partially offset by an increase in deferred commissions of $20.5 million and an increase in accounts receivable, net of $19.2 million.

Net cash provided by operating activities for the nine months ended September 30, 2024 of $36.0 million was the result of a net loss of $262.2 million and other noncash operating activities of $1.4 million, which were more than offset by noncash charges for equity-based compensation of $263.8 million, amortization of deferred commissions of $15.2 million, depreciation and amortization of $2.6 million and noncash operating lease expense of $2.3 million. Changes in working capital were favorable to cash flows from operating activities by $15.7 million primarily due to an increase in deferred revenue of $27.3 million, an increase in accounts payable of $15.7 million due to timing of payments to vendors, and a decrease in accounts receivable, net of $1.0 million, partially offset by an increase in deferred commissions of $18.6 million related to an increase in software sales, an increase in prepaid expenses and other assets of $1.4 million and a decrease in accrued and other liabilities of $8.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 of $4.6 million consisted of $3.7 million for an acquisition to enhance our platform and $0.9 million for purchases of property and equipment, primarily related to capitalized software costs and leasehold improvements.

Net cash used in investing activities for the nine months ended September 30, 2024 of $9.8 million consisted of $7.6 million net cash used to acquire DataSense and $2.2 million for purchases of property and equipment, primarily related to leasehold improvements to support our expanding footprint.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 of $43.2 million consisted of $47.1 million in proceeds from option exercises, which was partially offset by $2.2 million in payments for taxes related to net share settlement of equity awards and $1.8 million in payments of deferred offering costs related to our IPO.

Net cash provided by financing activities for the nine months ended September 30, 2024 of $351.9 million consisted of $409.6 million in net proceeds from the IPO and $3.9 million in proceeds from option exercises, partially offset by $56.7 million of cash used for the repurchase of LLC Units in the IPO Synthetic Secondary and $4.9 million in payments of deferred offering costs related to our IPO.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2025:

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$20,687	$1,139	$7,287	$5,493	$6,768
Purchase obligations	21,463	10,550	10,806	107	—
Total	$42,150	$11,689	$18,093	$5,600	$6,768

In addition to the contractual obligations included in the table above, in 2022 we entered into a five-year commercial agreement with a vendor pursuant to which we have committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement. In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of September 30, 2025, our total remaining commitment under this agreement was $144.3 million.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those described in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

Interest Rate Risk

As of September 30, 2025, we had $653.9 million of cash and cash equivalents, which consisted primarily of money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Borrowings on our credit facility incur interest at the rates described in the section titled “—Liquidity and Capital Resources—Credit Facility.” We do not believe that a hypothetical 10% change in interest rates would have had a material impact on our operating results or cash flows for the periods presented in this report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are involved in various legal proceedings arising from the normal course of business, including the 2025 Derivative Action (as defined below). The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not presently a party to any litigation, including but not limited to the 2025 Derivative Action, the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

On September 19, 2025, a stockholder derivative action was filed in the Delaware Court of Chancery against certain of our officers and directors and KKR, captioned Ayers v. Shea, et al., Case No. 2025-1071-PAF, or the 2025 Derivative Action. The plaintiff purports to bring the action derivatively on our behalf. The complaint alleges that KKR and certain of our directors and officers breached their fiduciary duties and were unjustly enriched by selling shares of our stock in connection with our November 2024 secondary offering, or the Secondary Offering, and non-dilutive secondary transaction, or the Secondary Offering Synthetic Secondary, on the basis of adverse material non-public information regarding certain of our financial growth metrics. The complaint further alleges that the individual defendants breached their fiduciary duties by permitting the stock sales to occur and by issuing materially misleading disclosures in our registration statement filed in connection with the Secondary Offering and Secondary Offering Synthetic Secondary. The complaint seeks, among other things, disgorgement of all profits derived from the challenged stock trades, other unspecified damages, and an award of costs and fees incurred by the derivative plaintiff in the litigation, including attorneys’ fees.

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

We are focused on creating a modern, unified platform for the Office of the CFO in a rapidly evolving industry and market acceptance of our platform is critical to our continued success. Our platform and applications are relatively new, continue to evolve and have been developed to respond to an increasingly global and complex business environment with rigorous regulatory standards. If organizations do not increasingly allocate their budgets to solutions like ours or if we do not succeed in convincing potential customers that our platform should be an integral part of their approach to their enterprise performance management, or EPM, our sales might not grow as quickly as anticipated, or at all. Our business is substantially dependent on businesses recognizing that EPM inefficiencies are pervasive and are not effectively addressed by legacy approaches. Economic uncertainty or volatility, including as a result of tariffs imposed by the U.S. or foreign governments or other trade measures, or other deteriorations in general economic, market, political or social conditions, might also cause our customers to cut or delay their information technology or other business spending, and such cuts might disproportionately affect businesses like ours to the extent customers view our platform as too costly or as discretionary. If our revenue does not increase for any of these reasons, or any other reason, our business, operating results, financial condition and growth prospects will be materially and adversely affected.

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
•
general economic conditions, including the imposition of new, additional or escalated tariffs or other trade measures, which might harm either our customers’ ability or willingness to expand their usage of our platform, delay a prospective customer’s purchasing decision or affect customer retention;
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

Because many of our core solutions and applications focus on finance functions, including financial close and consolidation, financial and operational planning, account reconciliation, reporting and analytics, we have historically experienced pronounced seasonality in the third and fourth quarters. We typically acquire a relatively larger proportion of our customers in these quarters as a result of procurement cycles at our target customers and timing of our customers’ phased-in implementation of our core solutions. Because our customers also include U.S. government agencies, we have experienced an increase in revenue in the fourth quarter following the end of the federal government’s fiscal year. Due to the lapse in appropriations starting on October 1, 2025, we may not experience such an increase in fourth quarter revenue from U.S. government agencies unless an appropriations bill for government fiscal year 2026 is timely signed into law. The rapid growth in our business has offset the impact of this seasonal trend to date and, because we recognize a portion of our revenue ratably, increases or decreases in new sales, customer expansion or renewals in a given period may not be immediately reflected in revenue for that period. We expect that seasonality will continue to affect our operating results and may make them more difficult to predict.

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

Government demand and payment for our platform is affected by evolving procurement policies and priorities, public sector budgetary cycles and funding authorizations, prolonged government shutdowns, as well as government fiscal and contracting policies. The current administration has stated its intent to evaluate overall government spending, including through the formation of the Department of Government Efficiency. Related pressures on and uncertainty surrounding the U.S. federal government’s budget (including the October 1, 2025 lapse in appropriations and shutdown of the U.S. federal government) could adversely affect staffing levels and funding for government agencies (which, in addition to federal agencies, may also include state and local agencies that receive federal grants or other federal funding) that purchase our products, which could, in turn, adversely affect demand for our platform or result in contract terminations or reductions. If expected sales to a government entity or highly regulated organization for a particular quarter are not realized in that quarter, at certain scale, or at all, our business, operating results, financial condition and growth prospects could be adversely affected.

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

Recent macroeconomic conditions, including the effect of tariffs imposed by the U.S. or foreign governments and other trade measures, fluctuations in inflation, higher interest rates, which can increase borrowing costs, global banking system instability, wars and conflicts in Ukraine/Russia, Israel/Gaza and throughout the Middle East, other geopolitical tensions, particularly between the U.S. and Europe, and labor strikes have negatively impacted the global economy, disrupted global supply chains and created continued uncertainty, volatility and disruption of financial markets. They have also caused customers and potential customers to optimize consumption, rationalize budgets and prioritize cash flow management. As a result, we have experienced, and may in the future experience, the lengthening of sales cycles and a negative impact on customer acquisition and renewals, customer collections and our sales and marketing efforts. These and other direct and indirect impacts of unfavorable macroeconomic conditions on us and our customers and potential customers could adversely affect our business, operating results, financial condition and growth prospects.

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

If any unauthorized or inadvertent access to, or a security breach or any other incident impacting our platform, core solutions or applications occurs, or is believed to occur, such an event could result in the loss or unavailability of data, loss of intellectual property rights or intellectual property protection, unauthorized access to, or use, alteration, disclosure or other processing of data, interruptions to or disruption of our platform, core solutions or applications, loss of business, difficulty attracting new customers, severe reputational damage harming customer or investor confidence, regulatory investigations, proceedings, orders, litigation (including class actions), indemnity obligations, damages for contract breach or fines, penalties or other liabilities. Security breaches and other incidents that we or our service providers, or other third parties on which we rely, suffer could also result in significant response and remediation costs, which might include liability for misappropriated, altered, converted or lost assets or information and repair of system damage that might have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach or incident and other liabilities. Any actual or perceived security breach or incident could harm our ability to operate our business and may impact our reputation, harm customer confidence, hurt our sales and expansion into existing and new markets or cause us to lose existing customers. If a high-profile security breach or incident occurs with respect to us or another provider of cloud software, our customers and potential customers might lose trust in the security of our platform or in the cloud software industry generally, which could harm our ability to retain existing customers or attract new ones. Even in the absence of any security breach or incident, customer concerns about security, privacy or data protection might deter them from using our platform for activities that involve personal or other sensitive information, which may harm our business and operating results. Further, any actual, potential or anticipated cyberattacks or other sources of security breaches or incidents also may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

We incur significant expenses to minimize the risk of security breaches and incidents, and may find it necessary or appropriate to increase expenditures with respect to cybersecurity in response to a security breach or incident or otherwise. Although we maintain errors or omissions and cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

Our agreements with customers and other third parties generally include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, operating results and financial condition. Although we often contractually limit our liability with respect to such indemnity obligations, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under those agreements. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers and new customers and harm our business, operating results and financial condition.

Risks Related to Regulation and Taxation

Privacy, data protection and cybersecurity concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our platform and adversely affect our business, operating results and financial condition.

Privacy, cybersecurity and data protection are significant issues in the United States, Europe and many other jurisdictions where we offer our platform. The regulatory frameworks governing the collection, storage, use and other processing of business information, particularly information that affects financial statements and personal data, are rapidly evolving, and any failure or perceived failure to comply with applicable privacy, cybersecurity or data protection laws or regulations may adversely affect our business. Further, these laws are not always interpreted uniformly and there is no guarantee that regulators or consumers will agree with our approach to compliance. Additionally, any violations of applicable laws, regulations or policies by third parties we work with, such as vendors or developers, may put our customers’ data at risk and have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, disclosure, or other processing of our customers’ data, or regarding the manner in which the express or implied consent of customers for the collection, use, retention, disclosure or other processing of such data is obtained, could increase our costs and require us to modify our platform, core solutions and applications, or modify our policies or practices, possibly in a material manner, which we may be unable to do on a commercially reasonable basis or at all and which may limit our ability to store and process customer data or develop new applications and features.

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

Further, many foreign countries and governmental bodies, including the European Union, or the EU, where we conduct business and have offices or use vendors, have laws and regulations concerning the personal data of their residents or by businesses operating within their jurisdiction. For example, we are subject to the European General Data Protection Regulation and applicable national supplementing laws, collectively the EU GDPR. We may also be subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, collectively the UK GDPR and together with the EU GDPR, the GDPR. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify an individual and include a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR also regulates cross-border transfers of personal data out of the European Economic Area, or EEA, and the United Kingdom, or UK. With regard to data transfers of personal data from our European employees and customers to the United States, we historically relied upon EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications for the transfer of personal data from the EU and Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address concerns raised by the Court of Justice of the European Union, or the CJEU, in relation to data transfers from the EEA to the United States and which formed the basis of the EU-US Data Privacy Framework, or DPF, which became effective as an EU GDPR (and subsequently leveraged for use as a UK GDPR) transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU Standard Contractual Clauses to transfer personal data outside of the EEA. Reliance on the standard contractual clauses alone may not, however, necessarily be sufficient in all circumstances as cross-border data transfers must be assessed on a case-by-case basis. On June 28, 2021, the EU Commission adopted an “adequacy decision,” which allows for free flow of personal data between the EEA and the UK. This adequacy decision includes a “sunset clause,” which limits its duration to four years. On May 5, 2025, the European Data Protection Board adopted the European Commission’s proposal to extend the foregoing adequacy decision for six months. It is uncertain how data protection laws and related regulations will develop in the UK over time, and if the adequacy decision is not extended, it may require companies to implement alternative mechanisms for data transfers between the EU and UK, which may require us to change our product and business practices, as well as to update customer agreements in ways that introduce additional costs to our business. The UK made targeted amendments to the UK GDPR in the UK Data (Use and Access) Act 2025, or DUAA, which was enacted on June 19, 2025. These amendments may impact the European Commission’s decision with respect to its adequacy decision regarding the UK’s data protection regime. The European Commission has proposed to renew the UK’s adequacy decision after assessing the DUAA, but additional procedural steps remain, causing some remaining uncertainty regarding the UK’s adequacy determination. Any restrictions on cross-border transfers of personal data could adversely impact our customers’ use of our platform and our business, operating results and financial condition. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following such decisions and otherwise in connection with regulatory developments and evolving guidance regarding cross-border data transfers, and we and our customers face the potential for regulators in the EEA, Switzerland, the UK and other regions to apply different standards to the transfer of personal data from those regions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows to the United States. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EEA, Switzerland, the UK and other regions may not be adopted by all of our customers and the means we use to conduct cross-border personal data transfers may be subject to legal challenge by data protection authorities, privacy advocates or others. We may also experience reluctance or refusal by customers in Europe or other regions to use our platform due to potential risk exposure. We and our customers face a risk of enforcement actions taken by data protection authorities in various jurisdictions regarding cross-border data transfers, including from and to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

The EU also has enacted the Data Act, which became effective on September 12, 2025. The Data Act introduces new rules for data access, sharing, and the use of data from connected products and services. Among other things, the Data Act requires granting users additional control over data generated by their devices, imposes data access obligations, and establishes rules for switching cloud providers and data processing services. Compliance with the Data Act may require us to adjust contract terms and technical measures for data portability. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business.

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

Moreover, at the state level, several states such as California have enacted or are considering state-level legislation or executive action that would implement certain net neutrality protections, including some that go beyond those established in the FCC’s 2015 net neutrality order (for example, restrictions on “zero-rating,” the practice whereby an Internet service provider exempts certain Internet traffic from a customer’s data cap). State broadband regulations have been upheld by courts in certain jurisdictions, creating the potential for a patchwork of disparate regulatory regimes whereby broadband Internet access providers may be able to block or throttle content, or charge for services or increase fees in some jurisdictions but not others, which could result in increased costs to us and/or our users, impair our ability to attract new users and materially and adversely affect our business and opportunities for growth.

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

We might be required to pay the TRA Members for certain tax benefits we might claim, and the payments we might be required to make could be substantial.

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

As a result of the exchanges or redemptions made under our structure, we might incur a TRA liability. We do not expect to record a TRA liability until it is probable that we will incur a liability, and we are able to reasonably estimate the amount, based on our ability to realize some of all of the tax benefits associated with the exchanges or redemptions. We estimate that the total unrecorded TRA liability that could result from past exchanges and redemptions as of September 30, 2025 is $195.2 million. For additional information, see Note 7, “Income Taxes” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

The payment obligation under the TRA is our obligation and not the obligation of OneStream Software LLC. We expect that the cash payments that we might be required to make to the TRA Members could be substantial. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange and the tax rates then in effect. Any payments made by us to the TRA Members under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period might constitute a material breach of a material obligation under the TRA and therefore might accelerate payments due under the TRA. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that might be deemed realized under the TRA.

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

Our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, deterring or preventing certain mergers, asset sales, other forms of business combination or other changes of control. Accordingly, the TRA payment obligation could make us a less attractive target for an acquisition and result in holders of our Class A common stock receiving substantially less consideration in connection with a merger, asset sale, or other form of business combination or change of control transaction than they would receive in the absence of such obligation. Thus, the TRA Members’ interests may conflict with those of the holders of our Class A common stock. In addition, we might need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient and there can be no assurance that we will be able to finance our obligations under the TRA.

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

If and when we generate taxable income, OneStream Software LLC will generally make quarterly tax distributions pro rata to each of its members, including us, based on each member’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the highest effective marginal combined federal, state, and local income tax rate that might potentially apply to any member for the applicable fiscal year. The legislation commonly known as the Tax Cuts and Jobs Act of 2017 significantly reduced the highest marginal federal income tax rate applicable to corporations such as OneStream, Inc., relative to non-corporate taxpayers, and this reduction became permanent as a result of the One Big Beautiful Bill Act. As a result of this disparity, we expect to receive tax distributions from OneStream Software LLC significantly in excess of our actual tax liability and our obligations under the TRA, which could result in our accumulating a significant amount of cash. This would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of an LLC Unit to deviate from the value of a share of Class A common stock, contrary to the one-to-one relationship between the number of LLC Units owned by OneStream, Inc. and the number of shares of Class A common stock and Class D common stock outstanding. In addition, such cash, if used to purchase additional LLC Units, could result in deviation from the one-to-one relationship unless a corresponding number of additional shares are distributed as a stock dividend. We might choose to pay dividends with any excess cash. These considerations could have unintended impacts on the market price of our Class A common stock and might impose transaction costs and require management efforts to address on a recurring basis. To the extent that we do not distribute such excess cash as dividends and instead, for example, hold such cash balances or lend them to OneStream Software LLC, the Continuing Members in OneStream Software LLC during a period in which we hold such cash balances could benefit from the value attributable to such cash balances as a result of redeeming or exchanging their LLC Units and obtaining ownership of Class A common stock (or a cash payment based on the value of Class A common stock). In such case, these Continuing Members could receive disproportionate value for their LLC Units exchanged during this time frame.

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

Our Class C common stock has ten votes per share, our Class D common stock has ten votes per share and our Class A common stock, which is our publicly traded stock, has one vote per share. As of October 31, 2025, the holders of our Class C common stock and our Class D common stock, including KKR (which is one of the TRA Members entitled to the payments under the TRA) and our co-founder and chief executive officer, collectively hold approximately 95% of the voting power of our outstanding capital stock. As a result, the holders of our Class C common stock and our Class D common stock have the ability to control or significantly influence any action requiring approval of our stockholders, including the election and removal of our directors, amendments to our certificate of incorporation and bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change in control of our company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of other stockholders. In addition, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). This concentration of voting power with the holders of our Class C common stock and our Class D common stock, and KKR’s director nomination rights, may have a negative impact on the price of our Class A common stock.

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
•
legal proceedings, regulatory disputes or government investigations threatened or initiated against us; and
•
volatile macroeconomic conditions and other events or factors, including those resulting from war, incidents of terrorism, natural disasters, tariffs and trade controls, pandemics or other public health crises, or responses to these conditions or events.

In addition, the stock markets, and in particular the Nasdaq Global Select Market on which our Class A common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility or following a public offering. Relatedly, in September 2025, a stockholder derivative action was filed against certain of our directors and officers and KKR, as more fully described in Part II, Item 1, “Legal Proceedings.” This action and any other legal proceeding, claim, investigation or other proceeding that we could become involved in could be time-consuming, divert management’s attention and resources from operating our business, and cause us to incur significant expenses or liability. The expenses related to such legal proceedings, claims, investigations or other proceedings and the timing of these expenses from period to period are difficult to estimate and subject to change. Because of the potential risks, expenses and uncertainties of legal proceedings, claims, investigations or other proceedings, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, operating results and financial condition.

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

As of October 31, 2025, an aggregate of 55,780,105 shares of Class D common stock are issuable upon the redemption of LLC Units held by the Continuing Members (and the cancelation of an equal number of shares of Class C common stock held by them), subject to the conditions set forth in the Amended LLC Agreement, and such shares of Class D common stock are in turn convertible into shares of our Class A common stock on a one-for-one basis. In addition, as of October 31, 2025, an aggregate of 97,763,174 shares of outstanding Class D common stock are likewise convertible into shares of our Class A common stock on a one-for-one basis.

Under our registration rights agreement, as of October 31, 2025, certain of our existing stockholders, including KKR and members of our management, have the right, subject to the conditions set forth in the registration rights agreement, to require us to file registration statements covering the resale of up to 111,015,468 shares of Class A common stock issued or issuable upon exchange or conversion of outstanding shares of our other series of common stock and redemption or exchange of accompanying LLC Units, as applicable, or to include their shares in registration statements that we might file for ourselves or our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, the following officer adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:

On August 22, 2025, Ken Hohenstein, our chief revenue officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 524,204 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

During the three months ended September 30, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ONESTREAM, INC.

Date: November 6, 2025	By:	/s/ Thomas Shea
Thomas Shea
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ William Koefoed
William Koefoed
Chief Financial Officer
(Principal Financial and Accounting Officer)