Form 10-K
period 2025-12-31
OneStream, Inc.
filed 2026-02-26
CIK 1889956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $28.30 for shares of the Registrant’s Class A common stock on June 30, 2025, the last business day of the Registrant’s most recently completed second quarter and as reported by the Nasdaq Global Select Market on such date, was approximately $2.5 billion. Shares of the Registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 23, 2026, the Registrant had 99,803,647 shares of Class A common stock, par value $0.0001 per share, 55,694,730 shares of Class C common stock, par value $0.0001 per share, and 90,341,058 shares of Class D common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference

The Registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2025, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

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
“DataSense” refers to DataSense LLC.
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
•
“Merger Agreement” refers to the Agreement and Plan of Merger, dated January 6, 2026 (as it may be amended from time to time), between Parent, Merger Sub I and Merger Sub II (each as defined therein), OneStream, Inc. and OneStream Software LLC. “Parent,” “Merger Sub I” and “Merger Sub II” (together with Merger Sub I, the “Merger Subs”) are each affiliates of Hg, a leading investor in software, services and data businesses.

•
“Mergers” refer to the mergers contemplated by the Merger Agreement.
•
“Option Modification” refers to the amendment, in connection with the Reorganization Transactions, of then outstanding common unit options granted under the 2019 Common Unit Option Plan to remove the forfeiture provision.
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
“SaaS” refers to software-as-a-service.
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

•
The pendency of the Mergers could have an adverse effect on our business, operating results and financial condition, and the failure to complete the Mergers in a timely manner or at all could adversely affect our business, operating results, financial condition and the price of our Class A common stock.
•
While the Mergers are pending, we are subject to contractual restrictions that could impair our ability to make decisions, including by impairing our ability to respond to business and competitive pressures.
•
Litigation in connection with the Mergers could be costly, prevent consummation of the Mergers, divert management’s attention and otherwise harm our business.
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
•
If the Mergers do not close, we might be required to pay the TRA Members for certain tax benefits we might claim, and the payments we might be required to make could be substantial.
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
•
Our certificate of incorporation contains provisions renouncing our interest and expectation to participate in certain corporate opportunities presented to KKR or its affiliates, other than those presented to representatives of KKR or its affiliates in their capacity as members of our board of directors, or as officers, employees or other service providers of our company, which could create conflicts of interest and have a material adverse effect on our business, operating results, financial condition and prospects if attractive corporate opportunities are allocated by KKR to itself, its affiliates or third parties instead of to us.

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. The forward-looking statements in this report, other than the statements regarding the Mergers with Parent, do not assume the consummation of the Mergers unless specifically stated otherwise. Forward-looking statements contained in this report include statements about:

•
the Mergers, including our expectations regarding the timing of the completion of the Mergers;
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

•
general economic conditions, including U.S. and foreign government tariffs, and their impact on demand for our platform; and
•
the amount and timing of any payments we may make under the TRA.

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

Our platform unifies core financial and broader operational data and processes within a single platform, with solutions that maintain the integrity of corporate reporting standards for Finance while providing operationally significant insights for business users. With native AI and machine learning capabilities built specifically for Finance, our platform automates and streamlines workflows, accelerates analysis and improves forecast accuracy, equipping the Office of the CFO to report, predict and guide business performance. Our platform’s extensible architecture also enables customers to rapidly adopt and develop new solutions that meet the unique and continually evolving needs of their business. The Digital Finance Cloud empowers the Office of the CFO to form a comprehensive, dynamic and predictive view of the entire enterprise, providing corporate leaders the control, visibility and agility required to proactively adjust business strategy and day-to-day execution.

Since our inception, our platform has been purpose-built to advance and modernize the Office of the CFO. The Digital Finance Cloud addresses the strict requirements of auditability, transparency and repeatability for critical finance and accounting processes, while maintaining the flexibility, agility and relevance essential for impactful financial and operational planning and analysis. To achieve this, our platform unifies financial and operational data from systems across the enterprise. With powerful financial intelligence across parameters such as accounts, intercompany accounting and foreign currency exchange, among others, our platform accounts for the interdependencies among processes to automatically reconcile and cascade changes, establishing a dynamic and unified data model. From this foundation, our platform allows for the reporting dimensions of each financial and operational process to be customized, empowering users to access the insights and data views that are most relevant to their needs while ultimately maintaining alignment to corporate and external reporting standards. In addition, our platform solutions are enhanced by sophisticated native machine learning and generative and agentic AI technologies for Finance, built on our core tenets of auditability, transparency and repeatability. Our AI-powered solutions, including predictive planning and analytics, guided workflows and data retrieval, among others, enable enhanced productivity and more accurate forecasting.

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
•
Financial and Operational Reporting and Analysis. Provides end-to-end visibility of analytics and key metrics to all stakeholders, including executives, Finance professionals, line-of-business leaders and other business partners.

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

As Finance teams experience the benefits of our unified approach that drives streamlined financial processes and improved forecasting accuracy, they often seek opportunities to deploy our platform beyond our core solutions. We offer a number of applications that address these expanded financial use cases, such as transaction matching, tax provisioning, account reconciliations, cash flow forecasting and lease accounting, among others.

In addition to expanded finance use cases, customers can also unify operational planning and analytics with applications built on our platform. Operational applications available today include capital planning, sales planning, workforce planning and profitability analysis, as well as machine learning-enabled demand forecasting, labor planning, merchandise financial planning and environmental, social and governance planning and reporting. Additionally, our partners have built industry-specific applications atop our platform, such as Automotive Planning Factory.

As a result, the Digital Finance Cloud can power insights and workflows for a diverse set of business users, including Finance, sales, marketing, operations, human resources and IT professionals, embedding our platform more deeply in our customers’ organizations and their critical business processes. By unifying those business processes within our platform and data model, enterprises can eliminate departmental silos, enable cross-functional collaboration, link financial and operational reporting, and further enrich enterprise-wide visibility while reducing technical debt.

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

In addition, our global ecosystem of approximately 300 go-to-market, implementation and development partners provides us with a significant source of lead generation and implementation support. We partner with specialist consulting firms and dedicated teams within larger consulting firms that have built their entire services practices around designing and implementing our platform for their clients. We also collaborate with global strategic consulting firms and global systems integrators, such as Accenture, IBM, KPMG and PwC, which introduce our platform to their clients as part of large-scale digital transformation projects as well as finance and business projects where our platform can help accelerate business initiatives and improve user experience. Our go-to-market partnerships with key technology providers, including Microsoft, enable us to better serve our customers and gain access to new accounts and buyer types. A growing number of our consulting and independent software vendor partners are building and productizing new functional and industry-specific applications atop our platform. We jointly promote these solutions through the OneStream Solution Exchange and monetize them through revenue-share arrangements. Our online community and OneStream conferences serve to foster and grow these developer relationships.

Recent Developments

On January 6, 2026, OneStream, Inc. and OneStream Software LLC entered into the Merger Agreement. The Merger Agreement is the legal document that governs the Mergers. If the Mergers occur, OneStream, Inc. and OneStream Software LLC will be acquired by affiliates of Hg, a leading investor in software, services and data businesses. Following the closing of the Mergers, Hg will be the majority and controlling equityholder of OneStream, Inc. and OneStream Software LLC.

Under the terms of the Merger Agreement, upon the closing of the Mergers, (i) each outstanding share of our Class A common stock and Class D common stock, and each outstanding LLC Unit, will be cancelled and automatically converted into the right to receive cash in an amount equal to $24.00, without interest (in each case, other than as provided in the Merger Agreement); and (ii) each outstanding share of our Class B common stock and Class C common stock will be cancelled and automatically converted into the right to receive cash in an amount equal to $0.0001, without interest (in each case, other than as provided in the Merger Agreement).

The Mergers are expected to close in the first half of 2026, subject to the receipt of required regulatory approvals and other customary closing conditions.

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

Our Platform

Designed to modernize the Office of the CFO, the Digital Finance Cloud enables an enterprise-wide approach to unifying financial and operational data and business processes to give business leaders comprehensive visibility, increase business agility, eliminate departmental silos and enhance cross-functional collaboration. Our platform unifies and optimizes data and processes across the entire organization and incorporates native quantitative, generative and agentic AI capabilities. We will continue to develop new solutions that allow customers to derive even more value and expand their use cases powered by our platform.

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

Our platform integrates with hundreds of data sources, including enterprise resource planning (ERP), customer relationship management (CRM), supply chain management (SCM), human capital management (HCM) and other management systems and enterprise data warehouses, to seamlessly ingest and aggregate massive amounts of financial and operational data from across the entire enterprise. Our highly differentiated platform eliminates the need for users to manually retrieve data from one system, transform that data and port it across multiple systems and business intelligence and reporting tools. In combination with enterprise-grade security features, this helps to ensure the protection of an organization’s critical and highly sensitive data in accordance with regulations and recommended enterprise financial controls. Our platform also features collaboration tools that enable users to interact and share information across business processes directly within our platform to eliminate the inefficiencies resulting from discrete, offline processes. Our applied AI and machine learning capabilities for Finance, including our SensibleAI Forecast application, SensibleAI Studio routines and SensibleAI Agents, are embedded throughout our platform and solutions, enabling users to take advantage of market-leading automated planning and forecasting capabilities. We intend to continue to efficiently invest in AI initiatives to further increase the value proposition to our customers.

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
•
AI-enabled Forecasting. Our platform allows users to integrate AI-enabled forecasting capabilities directly into key planning processes, such as demand forecasting, labor planning and sales planning. Our SensibleAI Forecast application enable users to create thousands of baseline forecast scenarios rooted in historical data, automatically seed forecasts with predictive models and dynamically adjust forecasts based on operational changes. With AI-enabled forecasting, organizations can leverage financial and operational data to assist with accurate forecasting for critical business processes, while integrating these forecasts into enterprise-wide models to ensure the most informed business decisions.

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

Our Growth Strategy

To achieve our vision to transform the of the Office of the CFO into a critical driver of strategy and execution, the key elements of our growth strategy include:

•
Acquire New Customers. We believe there is substantial opportunity to acquire new customers among enterprises and mid-market organizations. The broad digital transformation efforts in the Office of the CFO, as well as the ongoing replacement cycle in the large installed base of legacy finance systems, provide us with a natural entry point to engage with prospective customers. We intend to continue to focus on efficient growth by expanding our sales force and investing in our sales and marketing efforts to attract new customers. Our customer base has grown rapidly, increasing from 1,601 as of December 31, 2024 to 1,805 as of December 31, 2025, representing growth of 13%.
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
•
Expand Our International Footprint. We believe there is a significant opportunity to grow our international business and plan to continue to invest in personnel, office space, marketing and data center capacity to support our international growth. Revenue generated from customers outside of the United States accounted for 34%, 32% and 30% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. In addition to our offices and customers throughout the United States, we maintain offices in Australia, Europe and Singapore, and our customers are located in approximately 45 countries. The ability of our platform to meet the complex needs of large, multinational organizations positions us well to continue our penetration of international enterprises.
•
Grow Our Ecosystem. Our network ranges from large systems integrators, including Accenture, IBM, KPMG and PwC, to specialist consulting firms that exclusively aid businesses in the design and implementation of our platform. We also maintain go-to-market partnerships with key technology providers, including Microsoft, enabling us to better serve our customers. Our network expands our coverage footprint, creates attractive go-to-market channels, facilitates opportunities for product differentiation by building applications on our platform and helps speed the adoption of our platform. We intend to expand and enhance these relationships to grow our market presence and drive greater sales efficiencies.

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
•
Extend Our Technology Leadership. We believe our ability to enable our customers to further unify financial and operational business processes and leverage applied-AI solutions will contribute to our continued success. To support these efforts, we intend to continue to make substantial investments in research and development, including in the areas of applied machine learning and AI technologies, to expand and strengthen our offerings. In addition, we will expand our engagement with the OneStream developer community to improve the value proposition of our platform, including vertical-specific applications and functionality in areas such as healthcare, manufacturing and financial services. Our continued focus on applied Finance AI and machine learning will build on the development of our first machine learning-powered application in 2017, the introduction of our predictive financial signaling core solution and transaction matching application in 2019, the commercial release of our first AI-enabled application, Sensible ML, in 2022 (now referred to as SensibleAI Forecast), our acquisition of the remaining equity interests of DataSense in 2024, and the commercial availability of our SensibleAI Studio routines and SensibleAI Agents in 2025. These capabilities increase the value proposition of the Digital Finance Cloud to our existing customers and further differentiate us from our competitors.

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

Our sales and marketing organization engages with prospective customers across multiple in-person and virtual channels and provides them with user conferences, platform demonstrations, application guides, whitepapers, webinars, presentations and other content to accelerate their understanding of our platform and drive greater adoption. We also host our bi-annual OneStream Splash Global User Conferences to connect existing and potential customers and partners, share best practices and reinforce our brand. We drive awareness and reputation through a multi-channel mix of digital, out-of-home, and sports advertising, thought leadership and custom media initiatives, and demand generation programming.

Partnerships

We have developed a broad network of approximately 300 go-to-market, implementation and development partners globally to expand our marketing reach, create attractive go-to-market channels, assist in the implementation of our platform, facilitate opportunities for product differentiation by building applications on our platform and otherwise help accelerate the adoption of our platform. Our global partner network includes companies and professionals with many years of EPM and broader software industry experience, combined with a track record of delivering successful implementations. We certify our partners at varying levels and they assist customers across all industries.

A number of our partners are specialist consulting firms and dedicated teams within larger consulting firms that have built their entire services practices around designing and implementing our platform for their clients and providing subject-matter expertise for specific use cases through trained and OneStream-certified personnel. We also collaborate with global strategic consulting firms and global systems integrators, such as Accenture, IBM, KPMG and PwC, which introduce our platform to their clients as part of large-scale digital transformation projects as well as finance and business projects where our platform can help accelerate business initiatives and improve user experience.

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

As of December 31, 2025, we had five registered U.S. trademarks, three pending U.S. trademark applications, 65 registered foreign trademarks and 26 pending foreign trademark applications for our brand names and service marks that we use in our business. We have registered numerous Internet domain names in the United States and in certain foreign countries related to our business. The current registrations of these trademarks and domain names are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark and domain name registrations to the extent we believe they would be beneficial and cost-effective.

For more information regarding risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to our Technology and Intellectual Property.”

People and Culture

As of December 31, 2025, we employed 1,623 full-time employees located in the United States and in Australia, Canada, Europe, Mexico, Singapore and South Africa. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and OneStream, Inc.’s consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material, including as a result of the potential Mergers with Parent. If any of the risks actually occur, our business, operating results, financial condition or prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to the Mergers

The pendency of the Mergers could have an adverse effect on our business, operating results and financial condition, and the failure to complete the Mergers in a timely manner or at all could adversely affect our business, operating results, financial condition and the price of our Class A common stock.

On January 6, 2026, we and OneStream Software LLC entered into the Merger Agreement with Parent and the Merger Subs. The consummation of the Mergers is subject to the terms of, and the satisfaction or waiver of certain conditions set forth in, the Merger Agreement, including, among other things, obtaining clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. There is no assurance that these conditions will be satisfied or that the Mergers will be completed on the proposed terms, within the expected timeframe or at all.

The Mergers may be delayed, and may ultimately not be completed, due to a number of factors, including:

•
failure to obtain regulatory approvals or clearances that are or may become applicable to the Mergers (including in connection with the HSR Act and other antitrust laws, including internationally in countries where we do business, or investment screening laws); and
•
the possibility that events could occur that would cause the Mergers not to close or permit the termination of the Merger Agreement.

If the Mergers do not close, we may suffer adverse effects on our business, operating results, financial condition and stock price, and our stockholders would be exposed to additional risks, including:

•
to the extent that the current market price of our Class A common stock reflects an assumption that the Mergers will be completed, the market price of our Class A common stock could decrease if the Mergers are not completed;
•
we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Mergers; and
•
the requirement that we pay Parent a termination fee of $207 million under certain circumstances in connection with the termination of the Merger Agreement.

There can be no assurance that our business, relationships with other parties, liquidity or our financial condition will not be adversely affected, as compared to prior to the announcement of the Mergers. Regardless of whether the Mergers are successfully completed, there are risks to our stockholders from the Mergers, including:

•
disruptions to our business resulting from the announcement and pendency of the Mergers and the possible adverse effect of the announcement on our relationships with customers and other business partners;
•
the diversion of attention of our management or employees, the uncertainty that our employees may have about their roles upon consummation of the Mergers, and the ability for us to attract and retain key talent, including senior leaders;

•
the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business prospects, outlook, operating results or financial condition, or in the event of any change in the market price of, analyst estimates of or projections related to our Class A common stock;
•
if the Mergers are completed, the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
if the Mergers are completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Mergers are pending, we are subject to contractual restrictions that could impair our ability to make decisions, including by impairing our ability to respond to business and competitive pressures.

During the period prior to the closing of the Mergers and pursuant to the terms of the Merger Agreement, our business is exposed to inherent risks and contractual restrictions that could harm our business, including:

•
potential uncertainty in the marketplace related to our products and services, which could lead current and prospective customers to purchase from other providers or delay purchasing from us;
•
difficulties maintaining existing, and/or establishing, relationships with customers or other business partners;
•
the possibility of disruption to our business and operations resulting from the announcement and pendency of the Mergers, including diversion of management attention and resources;
•
the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Mergers;
•
the restrictions on our business and operations under the Merger Agreement during the pendency of the Mergers;
•
our inability under the Merger Agreement to solicit alternative acquisition proposals; and
•
costs, fees, expenses and charges related to the Merger Agreement and the Mergers, including to the cost of financial and legal advisors, other professional services, insurance and any legal proceedings that may be instituted against us, which may materially and adversely affect our financial condition.

Any of these effects could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our Class A common stock and our perceived value, regardless of whether the Mergers are completed.

Litigation in connection with the Mergers could be costly, prevent consummation of the Mergers, divert management’s attention and otherwise harm our business

Legal actions, including securities class action lawsuits and derivative lawsuits, are often brought against public companies that have recently entered into acquisition, merger or other business combination agreements like the Merger Agreement and are currently pending against us, as more fully described in Part I, Item 3, “Legal Proceedings.” Regardless of the outcome of any future legal proceeding related to the Mergers (or any regulatory proceeding relating to the Mergers, including relating to antitrust or investment screening laws), such matters may be time consuming and expensive and may distract our management from running the day-to-day operations of our business, which may adversely affect our business, results of operations, prospects and financial condition. The outcome of any litigation (or regulatory proceeding) is uncertain, and any such action could prevent or delay the completion of the Mergers and result in significant costs. If the Mergers are not completed for any reason, litigation could also be filed in connection with the failure to consummate the Mergers. Any litigation related to the Mergers may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners or otherwise harm our operations and financial performance.

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
•
our ability to respond to the changing needs of our potential and existing customers, timely enhance our platform, including core solutions and artificial intelligence, or AI, capabilities and technologies, and develop and offer new applications on the OneStream Solution Exchange;
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

Our focus on long-term value over short-term results may also impact our future growth. We may make strategic decisions that may not maximize our short-term revenue or profitability if we believe that the decisions are consistent with our mission to deliver customer success and will improve our financial performance over the long-term. For example, in 2025, we began enhancing our pricing model to enable customers to obtain our products and solutions on an individual or bundled basis. Historically, customers have purchased access to our products and solutions primarily on a platform and seat-based model. While still in the relatively early stages, this could lead to a change in revenue or profitability, particularly in the short-term, if new or renewing customers decide to purchase products and solutions that are less expensive, in the aggregate, than the cost under our historical pricing model.

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
•
investments in our research and development team and in the enhancement of our platform, including core solutions and AI capabilities and technologies, and the development of new applications;
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

As the markets for our platform grow, as current or new competitors introduce new products that compete with ours or as we enter into new international markets, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have historically used. In addition, we have limited experience with respect to determining the optimal prices for subscriptions to our platform, including our AI technologies, and paid applications offered through the OneStream Solution Exchange. As a result, we have made, and may in the future make additional, changes to our pricing model. For example, in 2025, we began enhancing our pricing model to enable customers to obtain our products and solutions on an individual or bundled basis. Historically, customers have purchased access to our products and solutions primarily on a platform and seat-based model. While still in the relatively early stages, this could lead to a change in revenue or profitability, particularly in the short-term, if new or renewing customers decide to purchase products and solutions that are less expensive, in the aggregate, than the cost under our historical pricing model. We may also be required or choose to reduce our prices, which could harm our business, operating results and financial condition.

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
•
new products, features or functionalities, including AI capabilities and technologies, introduced by us and our competitors;

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

In addition, under certain SaaS contracts, customers may contractually increase the number of users over time, particularly for larger or more complex deployments. For such contracts, the amount of revenue recognized may be lower than annual recurring revenue, or ARR, as ARR reflects the annualized software revenue, as of a measurement date, that will be recognized assuming any contract expiring in the next 12 months is renewed at the rate prevailing in the final month of the contract, and therefore revenue may grow more slowly than ARR. If, however, we determine that a contract will be cancelled or reduced, we exclude the cancelled or reduced contract from our calculation of ARR, meaning that it may decline more quickly than revenue. For additional information on ARR, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Annual Recurring Revenue.”

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

Because many of our core solutions and applications focus on finance functions, including financial close and consolidation, financial and operational planning, account reconciliation, reporting and analytics, we have historically experienced pronounced seasonality in the third and fourth quarters. We typically acquire a relatively larger proportion of our customers in these quarters as a result of procurement cycles at our target customers and timing of our customers’ phased-in implementation of our core solutions. Because our customers also include U.S. government agencies, we have experienced an increase in revenue in the fourth quarter following the end of the federal government’s fiscal year. We may also be susceptible to effects from any lapses in government appropriations, such as that which ran from October 1, 2025 to November 12, 2025. The rapid growth in our business has offset the impact of this seasonal trend to date and, because we recognize a portion of our revenue ratably, increases or decreases in new sales, customer expansion or renewals in a given period may not be immediately reflected in revenue for that period. We expect that seasonality will continue to affect our operating results and may make them more difficult to predict.

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

So that our platform can be approved for use by the U.S. government, our platform is required to meet certain government security standards. For example, we have achieved FedRAMP High Authorization. Any change in our FedRAMP certification (or change in compliance with similar government security requirements) could impede our ability to enter into contracts with government entities. If we do not successfully manage our FedRAMP certification and other similar compliance obligations, our sales to governments and governmental agencies could be delayed or limited, and as a result, our business, operating results and financial condition could be adversely affected. In addition, government certification requirements for products like ours may change, thereby restricting our ability to sell into the government sector until we have attained such revised certification or certifications. Government contracting requirements may also change and, in doing so, restrict our ability to sell into the government sector until we or our partners have met government-mandated requirements. If we do not achieve and maintain compliance with government requirements, it may harm our competitive position against competitors whose offerings are able to meet these requirements. There can also be no assurance that we will secure commitments or contracts with government entities even following efforts to meet government requirements, which could harm our margins, business, operating results and financial condition. Additionally, government entities and highly regulated organizations typically have longer implementation cycles, sometimes require acceptance provisions that can lead to a delay in revenue recognition, can have more complex IT and data environments and may expect greater payment flexibility from vendors.

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

Government demand and payment for our platform is affected by evolving procurement policies and priorities, public sector budgetary cycles and funding authorizations, prolonged government shutdowns, as well as government fiscal and contracting policies. In addition, the current administration has stated its intent to evaluate overall government spending. Related pressures on and uncertainty surrounding the U.S. federal government’s budget (including lapses in appropriations and government shutdowns) could adversely affect staffing levels and funding for government agencies (which, in addition to federal agencies, may also include state and local agencies that receive federal grants or other federal funding) that purchase our products, which could, in turn, adversely affect demand for our platform or result in contract terminations or reductions. If expected sales to a government entity or highly regulated organization for a particular quarter are not realized in that quarter, at certain scale, or at all, our business, operating results, financial condition and growth prospects could be adversely affected.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales and general and administrative functions. In particular, Mr. Shea, our co-founder and chief executive officer, provides our strategic direction, is one of our core solution architects and has built and maintained what we believe is an attractive workplace culture. From time to time, there might be changes in our executive management team resulting from the hiring or departure of executives, such as the transitions announced in December 2025, which could disrupt our business, particularly in the short-term. If we are not successful in integrating new key employees into our organization or implementing organizational changes at the executive level, such failure could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees, especially our chief executive officer, could harm our business.

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

Recent macroeconomic conditions, including the effect of tariffs imposed by the U.S. or foreign governments and other trade measures, fluctuations in inflation, higher interest rates, which can increase borrowing costs, global banking system instability, wars and conflicts in Ukraine/Russia, throughout the Middle East, other geopolitical tensions (particularly between the U.S. and Europe) and labor strikes, have negatively impacted the global economy, disrupted global supply chains and created continued uncertainty, volatility and disruption of financial markets. They have also caused customers and potential customers to optimize consumption, rationalize budgets and prioritize cash flow management. As a result, we have experienced, and may in the future experience, the lengthening of sales cycles and a negative impact on customer acquisition and renewals, customer collections and our sales and marketing efforts. These and other direct and indirect impacts of unfavorable macroeconomic conditions on us and our customers and potential customers could adversely affect our business, operating results, financial condition and growth prospects.

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

We have in the past acquired and invested in, and may, in the future, acquire or invest in, other businesses, products or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Subject to restrictions and limitations contained in the Merger Agreement, we may acquire or invest in other businesses, products or technologies that we believe could further complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of our management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not they are completed. Acquisitions or investments may not ultimately strengthen our competitive position or achieve our goals, and any transactions we complete could be viewed negatively by customers, partners or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the operating results of the combined company could be adversely affected. In addition, we may not successfully evaluate or use the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, we cannot guarantee that any company we may acquire, or any company from which we may acquire an asset, has appropriately created, maintained or enforced intellectual property rights in their technology, potentially subjecting us to infringement claims if we were to adopt or use such technology. Indemnification and other rights under acquisition documents may be limited in term and scope and may therefore provide little or no protection from these risks.

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

Further, entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. Termination of or limitations on our relationships with foreign third parties can also occur if U.S. legislation, sanctions, trade restrictions, or other U.S. and foreign regulatory requirements, prohibitions, or restrictions, limit or prevent our ability to enter into arrangements with such foreign third parties. For example, regulations overseen by the Department of Justice took effect in April 2025 that place limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to service providers or vendors located in China or with other specified links to China (and other designated countries). Under these regulations, we may be required to re-examine current contracts or engage in new contract negotiations with third parties that aid in processing data on our behalf or otherwise have access to personal data. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. These and other future regulations, legislation, sanctions or restrictions could adversely impact our current or future third-party arrangements, and may add expenses or unforeseen burdens to the process of contracting with service providers. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.

International sales of our platform are subject to economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control and, in some cases, export controls, including the Commerce Department’s Export Administration Regulations, which we refer to as Trade Controls. U.S. export controls and economic and trade sanctions prohibit the export, re-export or transfer, without a license or other authorization, of products and services to U.S. embargoed or sanctioned countries and their governments and sanctioned or restricted persons, which we refer to as prohibited persons. Obtaining the necessary authorizations, including any required license, for a particular export or sale might be time-consuming, is not guaranteed and might result in the delay or loss of sales opportunities. Even though we take precautions to prevent our platform from being provided in violation of Trade Controls, our platform could be sold by resellers or could be used by persons in sanctioned countries or prohibited persons despite such precautions. Failure to comply with Trade Controls could have negative consequences, including government investigations, penalties and reputational harm. We and our employees could be subject to civil or criminal penalties, including the possible loss of export or import privileges, fines and, in extreme cases, the incarceration of responsible employees or managers. We also could suffer reputational harm and penalties if our resellers fail to obtain appropriate import, export or re-export licenses or authorizations.

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

Further, tariff-related actions also may indirectly affect our business through impacts on our customers, who may be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff-related actions, including potential risks associated with inflation or economic recession.

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

Use of our platform, core solutions and applications involve the storage, transmission and processing of our customers’ confidential data, including highly confidential financial information regarding their business and personal information regarding their customers or employees. Additionally, we maintain our own proprietary, confidential, personal and otherwise sensitive information. We rely on systems, websites and other services, including some that are managed by third parties, for the provision of our platform, core solutions and applications and such IT systems and services are at risk for security breaches and incidents, as well as technical failures and outages, as a result of third-party action, employee, vendor or contractor error, malfeasance, bugs, ransomware and other malicious software, or other factors. Cyberattacks and other malicious Internet-based activity continue to increase generally in number, intensity and sophistication, and cloud-based platform providers of software and services have been targeted. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and may be difficult to detect. These risks may be heightened in connection with wars and conflicts in Ukraine/Russia, throughout the Middle East, and other geopolitical tensions and regional instability. As a result, we, and our vendors and other third parties on which we rely, may be vulnerable to, and may be unable to anticipate or detect, security breaches and incidents. In addition, many of our employees (and those of our vendors and other third parties on which we rely) are working remotely, which may pose additional cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

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

Further, many foreign countries and governmental bodies, including the European Union, or the EU, where we conduct business and have offices or use vendors, have laws and regulations concerning the personal data of their residents or by businesses operating within their jurisdiction. For example, we are subject to the European General Data Protection Regulation and applicable national supplementing laws, collectively the EU GDPR. We may also be subject to the United Kingdom General Data Protection Regulations and Data Protection Act 2018, collectively the UK GDPR and together with the EU GDPR, the GDPR. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify an individual and include a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR also regulates cross-border transfers of personal data out of the European Economic Area, or EEA, and the United Kingdom, or UK. With regard to data transfers of personal data from our European employees and customers to the United States, we historically relied upon EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield certifications for the transfer of personal data from the EU and Switzerland to the United States. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address concerns raised by the Court of Justice of the European Union, or the CJEU, in relation to data transfers from the EEA to the United States and which formed the basis of the EU-US Data Privacy Framework, or DPF, which became effective as an EU GDPR (and subsequently leveraged for use as a UK GDPR) transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU Standard Contractual Clauses to transfer personal data outside of the EEA. CJEU case law states that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On June 28, 2021, the EU Commission adopted an “adequacy decision,” which allows for free flow of personal data between the EEA and the UK. On October 26, 2025, the European Data Protection Board adopted an opinion extending the adequacy decision for personal data transfers between the EEA and the UK. This adequacy decision includes a “sunset clause,” which limits its duration through December 27, 2031. During this period, the Commission could intervene at any time if the UK deviates from the level of protection currently in place. It is uncertain how data protection laws and related regulations will develop in the UK over time, and if and when the Commission might make use of this right to intervene. The UK government has introduced legislation on multiple occasions that, if enacted, could cause UK data protection law to deviate from the EU GDPR. Any restrictions on cross-border transfers of personal data could adversely impact our customers’ use of our platform and our business, operating results and financial condition. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens following such decisions and otherwise in connection with regulatory developments and evolving guidance regarding cross-border data transfers, and we and our customers face the potential for regulators in the EEA, Switzerland, the UK and other regions to apply different standards to the transfer of personal data from those regions to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows to the United States. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. Our means for transferring personal data from the EEA, Switzerland, the UK and other regions may not be adopted by all of our customers and may be subject to legal challenge by data protection authorities. We may also experience reluctance or refusal by customers in Europe or other regions to use our platform due to potential risk exposure. We and our customers face a risk of enforcement actions taken by data protection authorities in various jurisdictions regarding cross-border data transfers, including from and to the United States. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

The EU also extended its regulation of data processing to cover aspects of the processing of non-personal data. For example, the European Union’s Data Act imposes service interoperability and switching obligations, flexible termination rights for certain customers, and assistance with data portability to facilitate switching cloud service providers. It also imposes certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how the Data Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and products and services to comply with such obligations.

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

In recent years, use of AI and automated decision-making methods have come under increased regulatory scrutiny. New laws, guidance or decisions in this area could provide a new regulatory framework that could require us to adjust and may limit our ability to use our existing AI models and make changes to our operations that may decrease our operational efficiency, resulting in an increase to operating costs and/or hindering our ability to improve our services. For example, in the United States, Colorado has enacted legislation that, when effective, will restrict the use of certain AI systems, and the California Privacy Protection Agency has finalized regulations under the CCPA regarding the use of automated decision-making and other matters.

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

We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the U.S. Department of Justice has issued a final rule that imposes limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in “Countries of Concern,” including China and other designated countries, or with other businesses that have specified links to Countries of Concern. As another example, the Network and Information Security Directive II, or NIS2, adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. It expands the scope of the 2016 NIS Directive to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 EU member states to issue implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resiliency Act, or DORA, became effective in January 2025, and aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.

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

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our platform and reduce overall demand for it, or lead to regulatory investigations and other proceedings, private claims and litigation, and significant fines, penalties or liabilities in connection with any actual or asserted noncompliance. Privacy, cybersecurity and data protection concerns, whether valid or not valid, may inhibit market adoption of our platform, particularly in certain industries and foreign countries. Any failure or perceived failure by us to comply with privacy, cybersecurity or data protection laws, regulations, standards, policies, any statements or commitments, contractual requirements or other obligations, including as they relate to the processing of customer data or other data, or any actual or perceived security breach or incident or other cybersecurity compromise, including any such compromise that results in the loss or unavailability of data, or unauthorized access to, or use, alteration, disclosure or other processing of data, may result in regulatory investigations and enforcement actions, claims, demands, proceedings and litigation, negative publicity, fines, penalties or other liabilities, harm to our reputation, and cause a loss of customers and harm our ability to attract new customers, any or all of which could have an adverse effect on our business, operating results and financial condition.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Further, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight might be required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

We are required to comply with the auditor attestation requirements pursuant to Section 404 of the Sarbanes-Oxley Act, which substantially increases our compliance costs. In addition, our testing of key controls over financial reporting, or the subsequent testing by our independent registered public accounting firm required under the Sarbanes-Oxley Act, may reveal deficiencies in our internal control over financial reporting that are deemed to be a material weakness. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be a material weakness, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention might be diverted from other business concerns, which could adversely affect our business, operating results and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, if the Mergers do not close, we expect that we will need to hire more employees in the future or engage outside consultants, or both, which will increase our operating expenses.

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

We also expect that being a public company and complying with these new rules and regulations will make it more expensive for us to maintain director and officer liability insurance, and, in the future, we might be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and our compensation, nominating and governance committee, and qualified executive officers.

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

The application of indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. Most states have adopted laws that impose sales tax collection obligations on out-of-state sellers. It is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, operating results and financial condition. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. Changes in applicable tax laws and regulations, as well as other factors, including the possibility of retroactive effect, could cause us to experience fluctuations in our tax obligations and effective tax rates and could affect our tax positions and/or our tax liabilities. For example, in 2022, the Internal Revenue Code eliminated the right to deduct research and development expenditures currently and required taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen tax years, respectively. The One Big Beautiful Bill Act, or OBBBA, enacted on July 4, 2025, includes new Section 174A, which allows us to deduct certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, but we are still prohibited from deducting foreign research and development expenditures (and instead must continue to capitalize and amortize these expenditures). We have evaluated the impact of OBBBA and determined it will not have a material impact on our financial results. Additionally, recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and use foreign tax credits, as well as changes to U.S. tax laws that might be enacted in the future, could impact the tax treatment of our earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities might increase our worldwide effective tax rate and adversely affect our operating results and financial condition. There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has announced that it had reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. While some countries, including certain members of the EU, among other jurisdictions, have issued laws and regulations to conform to this regime that became effective as of January 1, 2024, we have determined that we are not subject to Pillar Two rules. Further, the OECD and participating jurisdictions have agreed to an elective “side-by-side” safe harbor that exempts electing U.S.-parented multinational businesses from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two and other OECD and non-U.S. rules may have on our business, operating results and financial condition. Further, unilateral measures such as digital services taxes and corresponding tariffs in response to such measures, and other retaliatory measures, could create additional uncertainty and may adversely impact our business. The risk of being subject to a digital services tax may be increased in an environment of escalated and changing international trade measures, as exemplified by the recently increased and additional tariffs imposed by the United States, and the corresponding risk of retaliatory trade measures by countries affected by these measures. If these proposals or other unanticipated proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.

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

In addition to tax expenses, we also incur expenses related to our operations, plus payments under the TRA. The TRA was amended in connection with the Merger Agreement to provide for the termination of the TRA without any payments to the TRA Members in connection with the closing of the Mergers. In the event that the Merger Agreement is terminated and the Mergers are not completed, payments under the TRA could be substantial. We intend to cause OneStream Software LLC to make distributions or, in the case of certain expenses, payments, in amounts sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. However, OneStream Software LLC’s ability to make such distributions might be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which OneStream Software LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering OneStream Software LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of OneStream Software LLC’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRA), we might have to borrow funds and thus our liquidity and financial condition could be materially harmed. To the extent that we do not make payments under the TRA when due, as a result of having insufficient funds or otherwise, interest will generally accrue at the rate provided for by the TRA. Nonpayment of our obligations for a specified period might constitute a material breach of a material obligation under the TRA, and therefore, might accelerate payments due under the TRA resulting in a lump-sum payment.

If the Mergers do not close, we might be required to pay the TRA Members for certain tax benefits we might claim, and the payments we might be required to make could be substantial.

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

In connection with the Reorganization Transactions, we entered into the TRA with the TRA Members (including KKR). Under the TRA, we are generally required to pay cash to the TRA Members in the amount of 85% of the applicable savings, if any, in income tax that we realize, or that we are deemed to realize, as a result of (1) certain tax attributes that are created as a result of the exchanges or redemptions of their LLC Units (calculated under certain assumptions), (2) any net operating losses available to us as a result of the Blocker Mergers, (3) tax benefits related to imputed interest and (4) payments under such TRA. In the event that the Merger Agreement is terminated and the Mergers are not completed, we will continue to be required to make such payments to the TRA Members even after they have exchanged or redeemed all of their LLC Units.

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

As a result of the exchanges or redemptions made under our structure, we might incur a TRA liability. We do not expect to record a TRA liability until it is probable that we will incur a liability, and we are able to reasonably estimate the amount, based on our ability to realize some of all of the tax benefits associated with the exchanges or redemptions. We estimate that the total unrecorded TRA liability that could result from past exchanges and redemptions as of December 31, 2025 is $193.2 million. For additional information, see Note 8, “Income Taxes” to our audited consolidated financial statements included in Part II, Item 8 of this report.

The payment obligation under the TRA is our obligation and not the obligation of OneStream Software LLC. We expect that the cash payments that we might be required to make to the TRA Members if the TRA does not terminate in connection with the closing of the Mergers could be substantial. The actual amount of deferred tax assets and related liabilities that we will recognize will differ based on, among other things, the timing of the redemptions or exchanges, the price of shares of our Class A common stock at the time of the redemption or exchange and the tax rates then in effect. Any payments made by us to the TRA Members under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period might constitute a material breach of a material obligation under the TRA and therefore might accelerate payments due under the TRA.

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

Our organizational structure, including the TRA, confers certain benefits upon the TRA Members, including KKR, which do not benefit the holders of our Class A common stock to the same extent as it benefits the TRA Members. In the event that the Merger Agreement is terminated and the Mergers are not completed, we will remain responsible for any payments and obligations to TRA Members under the terms of the TRA. The TRA provides for the payment by us to the TRA Members of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) the increases in the tax basis of assets of OneStream Software LLC resulting from any redemptions or exchanges of LLC Units from the Continuing Members, (2) any net operating losses available to us as a result of the Blocker Mergers and (3) certain other tax benefits related to our making payments under the TRA. Due to the uncertainty of various factors, we cannot precisely quantify the likely tax benefits we will realize as a result of LLC Unit exchanges and the resulting amounts we would likely be required to pay out to the Continuing Members pursuant to the TRA (in the event that the Merger Agreement is terminated and the Mergers are not completed); however, we estimate that such payments may be substantial. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure might adversely impact the trading market for the Class A common stock. In addition, our organizational structure, including the TRA, imposes additional compliance costs and requires a significant commitment of resources that would not be required of a company with a simpler organizational structure.

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

If and when we generate taxable income, OneStream Software LLC will generally make quarterly tax distributions pro rata to each of its members, including us, based on each member’s allocable share of net taxable income (calculated under certain assumptions) multiplied by an assumed tax rate. The assumed tax rate for this purpose will be the highest effective marginal combined federal, state, and local income tax rate that might potentially apply to any member for the applicable fiscal year. The legislation commonly known as the Tax Cuts and Jobs Act of 2017 significantly reduced the highest marginal federal income tax rate applicable to corporations such as OneStream, Inc., relative to non-corporate taxpayers, and this reduction became permanent as a result of the OBBBA. As a result of this disparity, we expect to receive tax distributions from OneStream Software LLC significantly in excess of our actual tax liability and our obligations under the TRA, which could result in our accumulating a significant amount of cash. This would complicate our ability to maintain certain aspects of our capital structure. Such cash, if retained, could cause the value of an LLC Unit to deviate from the value of a share of Class A common stock, contrary to the one-to-one relationship between the number of LLC Units owned by OneStream, Inc. and the number of shares of Class A common stock and Class D common stock outstanding. In addition, such cash, if used to purchase additional LLC Units, could result in deviation from the one-to-one relationship unless a corresponding number of additional shares are distributed as a stock dividend. We might choose to pay dividends with any excess cash. These considerations could have unintended impacts on the market price of our Class A common stock and might impose transaction costs and require management efforts to address on a recurring basis. To the extent that we do not distribute such excess cash as dividends and instead, for example, hold such cash balances or lend them to OneStream Software LLC, the Continuing Members in OneStream Software LLC during a period in which we hold such cash balances could benefit from the value attributable to such cash balances as a result of redeeming or exchanging their LLC Units and obtaining ownership of Class A common stock (or a cash payment based on the value of Class A common stock). In such case, these Continuing Members could receive disproportionate value for their LLC Units exchanged during this time frame.

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

Our Class C common stock has ten votes per share, our Class D common stock has ten votes per share and our Class A common stock, which is our publicly traded stock, has one vote per share. As of February 23, 2026, the holders of our Class C common stock and our Class D common stock, including KKR (which is one of the TRA Members that would have been entitled to payments under the TRA before the execution of the TRA Amendment) and our co-founder and chief executive officer, collectively hold approximately 94% of the voting power of our outstanding capital stock. As a result, the holders of our Class C common stock and our Class D common stock have the ability to control or significantly influence any action requiring approval of our stockholders, including the election and removal of our directors, amendments to our certificate of incorporation and bylaws, the approval of any merger, consolidation, sale of all or substantially all of our assets (including the Mergers) or other major corporate transaction. Many of these actions may be taken even if they are opposed by other stockholders. This concentration of ownership and voting power may, to the extent the Mergers are not completed, also delay, defer or even prevent an acquisition by a third party or other change in control of our company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of other stockholders. In addition, our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). This concentration of voting power with the holders of our Class C common stock and our Class D common stock, and KKR’s director nomination rights, may have a negative impact on the price of our Class A common stock.

KKR controls us, and its interests may conflict with our or our Class A common stockholders’ interests.

As of the date of this report, KKR holds a majority of the voting power of our outstanding capital stock and, as a result, is able to control matters requiring stockholder approval. Accordingly, KKR, in its capacity as a stockholder, is able to exercise significant control over our operations, including the elections or appointments of directors, amendments to our governing documents, and entering into extraordinary transactions, including a sale of our company. Relatedly, KKR approved the Merger Agreement, and no other stockholder approval was required or sought in connection with the Mergers.

Our stockholders’ agreement with KKR Dream Holdings LLC provides that so long as KKR and its affiliates own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). In addition, the stockholders’ agreement provides that so long as

KKR owns at least 25% of our outstanding common stock, KKR’s consent will be required for us to enter into any transaction or agreement that results in a change in control, and for the termination, hiring or appointment of our chief executive officer. As of the date of this report, five of nine members of our board of directors are nominated by KKR pursuant to the stockholders’ agreement, and KKR continues to control decisions on all matters requiring board approval and our operations and policies, including the appointment of management, future issuances of our Class A common stock or other securities (but not cash redemptions of KKR’s LLC Units, which must be approved by the Disinterested Majority), the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our governing documents and entering into extraordinary transactions, including, generally, a sale of our company. The interests of KKR may not in all cases be aligned with our or our Class A common stockholders’ interests.

KKR might also have conflicting interests with us or our Class A common stockholders because it holds a portion of its ownership interest in our business through OneStream Software LLC. For example, KKR might have different tax positions from us which could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness. The structuring of future transactions might take into consideration KKR’s tax or other considerations even where no similar benefit would accrue to us or holders of our Class A common stock.

In addition, to the extent the Mergers are not completed, KKR’s significant ownership in us, nomination of a majority of the members of our board of directors and resulting ability to effectively control or significantly influence us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

Our certificate of incorporation contains provisions renouncing our interest and expectation to participate in certain corporate opportunities presented to KKR or its affiliates, other than those presented to representatives of KKR or its affiliates in their capacity as members of our board of directors, officers, employees or other service providers, which could create conflicts of interest and have a material adverse effect on our business, operating results, financial condition and prospects if attractive corporate opportunities are allocated by KKR to itself, its affiliates or third parties instead of to us.

KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that would be complementary to our business if we acquired them. Our certificate of incorporation provides that, to the fullest extent permitted by law, none of KKR or its affiliates, or any of their respective directors, partners, principals, officers, members, managers or employees, including any of the foregoing who serve as our directors (other than a director who is also an employee of our company or its subsidiaries), all of whom we refer to as the exempted persons, will have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our affiliates. In addition, to the fullest extent permitted by law, in the event that any exempted person is presented with a business opportunity, even if the opportunity is one that we or our affiliates might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so, such exempted person will have no duty to communicate or offer such business opportunity to us or any of our affiliates, provided that our certificate of incorporation does not renounce our interest in any business opportunity that is expressly offered to an exempted person solely in his or her capacity as a director, officer, employee or other service provider of our company. The Amended LLC Agreement contains similar provisions in favor of KKR and its affiliates, as well as provisions allowing KKR and its affiliates to freely conduct their business and investment activities. These provisions could create conflicts of interest and have a material adverse effect on our business, operating results, financial condition and prospects if attractive business opportunities are allocated by KKR or another exempted person to itself, its affiliates or third parties instead of to us.

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

The trading price of our Class A common stock is likely to be volatile and could fluctuate widely regardless of our operating performance. If you purchase shares of our Class A common stock, you may not be able to resell those shares at or above the price you pay for such shares. The market price of our Class A common stock might fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
the Mergers, the pendency of the Mergers, perceptions regarding the Mergers or the failure to complete the Mergers;
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

In addition, the stock markets, and in particular the Nasdaq Global Select Market on which our Class A common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility, or following a public offering. Relatedly, in September 2025, a stockholder derivative action was filed against certain of our directors and officers and KKR, as more fully described in Part I, Item 3, “Legal Proceedings.” This action and any other legal proceeding, claim, investigation or other proceeding that we are or could become involved in could be time consuming, divert management’s attention and resources from operating our business, and cause us to incur significant expenses or, in certain circumstances, liability. The expenses related to such legal proceedings, claims, investigations or other proceedings and the timing of these expenses from period to period are difficult to estimate and subject to change. Because of the potential risks, expenses and uncertainties of legal proceedings, claims, investigations or other proceedings, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, operating results and financial condition.

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

As of February 23, 2026, an aggregate of 55,694,730 shares of Class D common stock are issuable upon the redemption of LLC Units held by the Continuing Members (and the cancelation of an equal number of shares of Class C common stock held by them), subject to the conditions set forth in the Amended LLC Agreement, and such shares of Class D common stock are in turn convertible into shares of our Class A common stock on a one-for-one basis. In addition, as of February 23, 2026, an aggregate of 90,341,058 shares of outstanding Class D common stock are likewise convertible into shares of our Class A common stock on a one-for-one basis.

Under our registration rights agreement, as of February 23, 2026, certain of our existing stockholders, including KKR and members of our management, have the right, subject to the conditions set forth in the registration rights agreement, to require us to file registration statements covering the resale of up to 111,015,468 shares of Class A common stock issued or issuable upon exchange or conversion of outstanding shares of our other series of common stock and redemption or exchange of accompanying LLC Units, as applicable, or to include their shares in registration statements that we might file for ourselves or our stockholders.

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

Our bylaws designate the Delaware Court of Chancery as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action, suit or proceeding brought on our behalf, (2) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers or other employees to us or our stockholders, (3) any action, suit or proceeding asserting a claim against us or any current or former director, stockholder, officer or other employee of our company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (4) any other action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery or (5) any action, suit or proceeding asserting a claim against us or any current or former director, stockholder, officer or other employee of our company governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware.

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

Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.

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

Governance

Management is responsible for the day-to-day management of risks we face, including risks related to cybersecurity. Primary responsibility for our cybersecurity program is assigned to our CISO, who joined OneStream in May 2017 and has served as our CISO since December 2020. He has over 29 years of cybersecurity experience in the commercial and government sectors and works directly with the Information Security team to oversee and implement our cybersecurity program, including the policies and processes described in “Risk Management and Strategy” above. Our CISO reports directly to our Chief Risk Officer, or CRO. The CISO and the CRO both participate in regular meetings of our Operations and Risk Committee, a management committee which monitors risks across the Company, including cybersecurity and other information security risks.

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

Item 3. Legal Proceedings.

From time to time we are involved in various legal proceedings arising from the normal course of business, including the 2025 Derivative Action (as defined below). We are also involved in legal proceedings related to the Mergers. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not presently a party to any litigation, including but not limited to the 2025 Derivative Action and the Merger Lawsuit (as defined below), the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

On September 19, 2025, a stockholder derivative action was filed in the Delaware Court of Chancery against certain of our officers and directors and entities affiliated with KKR, or KKR, captioned Ayers v. Shea, et al., Case No. 2025-1071-PAF, or the 2025 Derivative Action. The plaintiff purports to bring the action derivatively on our behalf. The complaint alleges that KKR and certain of our directors and officers breached their fiduciary duties and were unjustly enriched by selling shares of our stock in connection with our November 2024 secondary offering, or the Secondary Offering, and non-dilutive secondary transaction, or the Secondary Offering Synthetic Secondary, on the basis of adverse material non-public information regarding certain of our financial growth metrics. The complaint further alleges that the individual defendants breached their fiduciary duties by permitting the stock sales to occur and by issuing materially misleading disclosures in our registration statement filed in connection with the Secondary Offering and Secondary Offering Synthetic Secondary. The complaint seeks, among other things, disgorgement of all profits derived from the challenged stock trades, other unspecified damages, and an award of costs and fees incurred by the derivative plaintiff in the litigation, including attorneys’ fees. On January 8, 2026, the defendants in the 2025 Derivative Action filed a motion to dismiss all claims asserted in the complaint.

On February 20, 2026, Sonal Rana, a purported stockholder of the Company, filed a lawsuit in the United States District Court for the Northern District of Illinois, asserting claims against us and our board of directors for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14c-6 for allegedly issuing false and misleading disclosures in the Company’s information statement filed in connection with the Mergers, or the Merger Lawsuit. The plaintiff seeks damages, enjoining stockholder approval of the Merger, rescission of the Merger Agreement, and attorneys’ fees. We intend to dispute the claims brought by the plaintiff in this matter. Additional lawsuits may be filed before the consummation of the Mergers.

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

Holders of Record

As of February 23, 2026, there were four stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. As of February 23, 2026, we also had no stockholders of record of our Class B common stock, 22 stockholders of record of our Class C common stock and 23 stockholders of record of our Class D common stock.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On July 23, 2024, our registration statement on Form S-1 (File No. 333-280573) relating to our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus for our IPO filed with the SEC, pursuant to Rule 424(b)(4), on July 24, 2024 and our other periodic reports previously filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Information Technology Index through December 31,

2025, assuming an initial investment of $100 at the market close on July 24, 2024, the date our stock commenced trading on the Nasdaq Global Select Market. Data for the S&P 500 Index and the S&P 500 Information Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

	7/24/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
OneStream, Inc.	100.00	126.26	106.22	79.48	105.40	68.64	68.45
S&P 500	100.00	105.89	108.44	103.80	115.16	124.52	127.83
S&P 500 Information Technology	100.00	101.61	106.52	93.04	115.10	130.29	132.14

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

A discussion of changes in our results of operations from 2023 to 2024 and a discussion of our liquidity and capital resources for 2023 has been omitted from this report but may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of the Years Ended December 31, 2024 and 2023” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC on February 27, 2025.

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

We generate the substantial majority of our revenue from the sale of access to our platform, either pursuant to SaaS contracts that we account for as subscription revenue or pursuant to perpetual or term‑based software licenses that we account for as license revenue. Subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We refer to these revenue streams collectively as software revenue, which represented 94% of total revenue for the years ended December 31, 2025 and 2024 and 92% for the year ended December 31, 2023. Software revenue is driven primarily by our number of customers, the number of users at each customer, the price of subscriptions and user licenses and renewal rates.

Since 2023, customers on SaaS contracts accounted for the majority of our total revenue and more than 90% of our new customers have been on SaaS contracts. Prior to the third quarter of 2020 when we introduced our current SaaS-based model, we sold access to our platform on a perpetual or term-based license basis. We expect revenue from SaaS contracts to contribute an increasing portion of total revenue over time, but we may continue to offer licenses to certain customers in limited circumstances, such as government agencies or large enterprises in heavily regulated industries. A majority of our SaaS contracts and term‑based licenses have three-year terms, although terms currently range from less than one year up to ten years. Most of our contracts are non-cancellable. We had $1,377.2 million and $1,103.9 million in remaining performance obligations as of December 31, 2025 and 2024, respectively, consisting of both billed and unbilled consideration.

We also generate revenue from the sale of professional services, including consulting, implementation and configuration services and training, but we are increasingly leveraging our partners to provide these services. Professional services represented 6% of total revenue for the years ended December 31, 2025 and 2024 and 8% for the year ended December 31, 2023.

We generate the majority of our total revenue from customers located in the United States; however, revenue generated from customers outside of the United States accounted for 34%, 32% and 30% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively, and we are focused on growing our international business.

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

In addition, we have a strong ecosystem of go-to-market, implementation and development partners globally. Our partners serve as a significant source of lead generation and provide us with a network of trained and OneStream-certified implementation professionals. For example, we partner with specialist consulting firms and dedicated teams within larger consulting firms that have built their entire services practices around designing and implementing the OneStream platform for their clients. We also collaborate with global strategic consulting firms and global systems integrators, such as Accenture, IBM, KPMG and PwC, which introduce our platform to their clients as part of large-scale digital transformation projects as well as finance and business projects where our platform can help accelerate business initiatives and improve user experience. Our partnerships and relationships with global systems integrators have played an increasingly meaningful role in our recent growth and we expect that trend to continue. We intend to make additional investments in training and cultivating relationships with partners.

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

Recent Developments

On January 6, 2026, OneStream, Inc. and OneStream Software LLC entered into the Merger Agreement. The Merger Agreement is the legal document that governs the Mergers. If the Mergers occur, OneStream, Inc. and OneStream Software LLC will be acquired by affiliates of Hg, a leading investor in software, services and data businesses. Following the closing of the Mergers, Hg will be the majority and controlling equityholder of OneStream, Inc. and OneStream Software LLC.

Under the terms of the Merger Agreement, upon the closing of the Mergers, (i) each outstanding share of our Class A common stock and Class D common stock, and each outstanding LLC Unit, will be cancelled and automatically converted into the right to receive cash in an amount equal to $24.00, without interest (in each case, other than as provided in the Merger Agreement); and (ii) each outstanding share of our Class B common stock and Class C common stock will be cancelled and automatically converted into the right to receive cash in an amount equal to $0.0001, without interest (in each case, other than as provided in the Merger Agreement).

The Mergers are expected to close in the first half of 2026, subject to the receipt of required regulatory approvals and other customary closing conditions.

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

Acquiring New Customers

The most significant driver of our year-over-year software revenue growth is the signing of new customers in the preceding 12 months. We had 1,805 and 1,601 customers as of December 31, 2025 and 2024, respectively, representing year-over-year growth of 13%. We define a customer as an entity with an active contract as of the measurement date; organizations with multiple divisions, segments or subsidiaries may be counted as multiple customers. Our results of operations and growth depends in part on our ability to attract new customers and we believe there is a significant opportunity to grow our customer base. We primarily rely on our marketing efforts, direct sales force and go-to-market partners to attract new customers. Our ability to achieve significant revenue growth in the future will be dependent on our ability to effectively attract, retain and train sales personnel, both domestically and internationally, particularly with experience selling to larger enterprises. Growing, educating and nurturing our partner ecosystem is also critical to our customer acquisition as we increasingly rely on partners to support the implementation of our platform and delivery of our applications. We believe a productive partner ecosystem accelerates the adoption of our platform and enables more efficient implementation. We intend to continue to invest in expanding our partnership ecosystem and in enhanced education and training for our existing partners.

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

International Expansion

Revenue generated from customers outside of the United States accounted for 34%, 32% and 30% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. In addition to our offices and customers throughout the United States, we maintain offices in Australia, Europe and Singapore, and our customers are located in approximately 45 countries. We believe there is a significant opportunity to grow our international business and plan to continue to invest in personnel, office space, marketing and data center capacity to support our international growth.

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

Mix of Subscription Revenue and License Revenue

Our total revenue is affected by changes in the mix of our subscription revenue and license revenue. For the year ended December 31, 2025, subscription revenue and license revenue represented 91% and 3% of our total revenue, respectively, compared to 87% and 6%, respectively, for the year ended December 31, 2024 and 81% and 11% for the year ended December 31, 2023. We generate the substantial majority of our revenue from the sale of access to our platform, primarily pursuant to SaaS contracts that we account for as subscription revenue. SaaS contracts have made up more than 90% of our new customer contracts since 2023. In addition to SaaS contracts, subscription revenue also includes cloud computing service fees and customer support and maintenance for software under our term-based and perpetual licenses. We recognize revenue from our SaaS contracts, customer support and software maintenance ratably over the contract term. Before we introduced our SaaS-based model in 2020, we sold access to our platform under term-based or perpetual licenses, which we account for as license revenue. We recognize license revenue when our software is first made available to the customer or upon commencement of the license term, if later. For additional information about the components of our subscription revenue and license revenue, see the sections titled “—Components of Results of Operations—Subscription Revenue” and “—License Revenue.”

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

	As of December 31,
	2025	2024	2023
Annual recurring revenue (in millions)	$698.9	$568.1	$460.4
Year-over-year growth	23%	23%	37%
Total customers	1,805	1,601	1,388

Annual Recurring Revenue

We believe that ARR is a key metric to measure our business performance because it is driven by our ability to acquire new customers and to maintain and expand our relationship with existing customers. We define ARR as contractually committed annual recurring revenue, which we calculate as annualized software revenue, as of a the balance sheet date, that will be recognized from a contract assuming any contract expiring in the next 12 months is renewed at the rate prevailing in the final month of the contract. If, however, we determine that a contract will be cancelled or reduced, we exclude the cancelled or reduced contract from our calculation of ARR. Our calculation of ARR does not give effect to the impact of any anticipated future price increases. With respect to software revenue from customers with perpetual licenses, only the associated annual maintenance fees are included in our calculation of ARR.

ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue, deferred revenue and remaining performance obligations computed or disclosed in accordance with accounting principles generally accepted in the United States of America, or GAAP, and is not intended to be combined with or to replace any of those items. Specifically, the manner in which we define ARR has the effect of normalizing the impact of revenue recognition for term-based license agreements. ARR is calculated based upon annualized contract value and not actual GAAP revenue. For perpetual and term-based licenses, we recognize the majority of the total contract value upon delivery, with the remainder attributable to maintenance and support fees that are recognized ratably over the contract term. Annualizing actual GAAP revenue for any particular period could result in a meaningful difference from our ARR calculation, particularly when we are experiencing increases or decreases in the mix of multi-year term-based licenses. In addition, under certain SaaS contracts, customers may contractually increase the number of users over time, particularly for larger or more complex deployments. For such contracts, the amount of revenue recognized may be lower than ARR as ARR reflects the annualized software revenue, as of a measurement date, that will be recognized assuming any contract expiring in the next 12 months is renewed at the rate prevailing in the final month of the contract, and therefore revenue may grow more slowly than ARR. ARR is not a forecast and the active contracts at the date used in calculating ARR may or may not be extended by our customers. Our ARR growth is also subject to foreign currency risk. Changes in foreign currency exchange rates can result in fluctuations in our ARR balances and impact our year-over-year ARR growth.

Total Customers

We believe that our ability to expand our customer base is an indicator of our market penetration, the growth of our business and future revenue. For the years ended December 31, 2025, 2024 and 2023, none of our customers accounted for more than 5% of our total revenue.

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

Gross Profit and Gross Margin; Software Gross Profit and Software Gross Margin

Gross profit equals revenue less cost of revenue, and gross profit as a percentage of total revenue is referred to as gross margin. Our software gross profit, which equals our software revenue less subscription costs, was $427.7 million, $347.0 million and $269.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our gross margin was 69%, 63% and 69% for the years ended December 31, 2025, 2024 and 2023, respectively, while our software gross margin, which is our software gross profit as a percentage of software revenue, was 75% for the years ended December 31, 2025 and 2024 and 78% for the year ended December 31, 2023. Gross margin and software gross margin have been and will continue to be affected by various factors, including the mix between revenue from SaaS contracts and term-based licenses, the timing of our acquisition of new customers and the renewal of and expansion of sales to existing customers, support and maintenance, the costs associated with operating our platform, the extent to which we expand our customer support team, the recognition of equity-based compensation and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. In addition, we have benefited from a hybrid approach where we have evolved our cloud computing contracts and model to enable more flexibility with our cost structure and improved efficiency of our offering. We expect our gross profit and software gross profit to increase in absolute dollars as total revenue and software revenue increases. We also expect our gross margin and software gross margin to increase over time, although they may fluctuate from period to period.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues:
Subscription	$549,970	$428,150	$302,923
License	17,806	31,779	40,518
Professional services and other	34,158	29,478	31,480
Total revenue	601,934	489,407	374,921
Cost of revenues:
Subscription(1)	140,076	112,914	74,146
Professional services and other(1)	48,567	66,415	40,356
Total cost of revenue	188,643	179,329	114,502
Gross profit	413,291	310,078	260,419
Operating expenses:
Sales and marketing(1)	264,115	328,843	175,795
Research and development(1), (2)	130,601	156,812	55,289
General and administrative(1)	113,375	143,951	59,847
Total operating expenses	508,091	629,606	290,931
Loss from operations	(94,800)	(319,528)	(30,512)
Interest income, net	25,540	14,248	4,062
Other income (expense), net	3,317	498	(1,065)
Loss before income taxes	(65,943)	(304,782)	(27,515)
Provision for income taxes	1,719	1,877	1,416
Net loss	$(67,662)	$(306,659)	$(28,931)
Less: Net loss attributable to non-controlling interests	(17,363)	(90,458)	—
Net loss attributable to OneStream, Inc.	$(50,299)	$(216,201)	$(28,931)

(1)
Includes equity-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of subscription	$2,331	$5,939	$—
Cost of professional services and other	5,740	24,871	15
Sales and marketing	43,516	135,215	3,938
Research and development	31,444	77,926	518
General and administrative	32,376	72,446	3,799
Total equity-based compensation	$115,407	$316,397	$8,270
(2)
Amounts include certain expenses incurred with related parties. See Note 14 to our audited consolidated financial statements included in Part II, Item 8 in this report.

The following table presents the components of our results of operations for the periods presented as a percentage of total revenue:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Subscription	91%	87%	81%
License	3	6	11
Professional services and other	6	6	8
Total revenue	100	100	100
Cost of revenues:
Subscription	23	23	20
Professional services and other	8	14	11
Total cost of revenue	31	37	31
Gross margin	69	63	69
Operating expenses:
Sales and marketing	44	67	47
Research and development	22	32	15
General and administrative	19	29	16
Total operating expenses	84	129	78
Loss from operations	(16)	(65)	(8)
Interest income, net	4	3	1
Other income (expense), net	1	—	—
Loss before income taxes	(11)	(62)	(7)
Provision for income taxes	—	—	1
Net loss	(11)%	(63)%	(8)%
Less: Net loss attributable to non-controlling interests	(3)	(18)	—
Net loss attributable to OneStream, Inc.	(8)%	(44)%	(8)%

* Totals of percentage of revenue may not sum due to rounding.

Comparison of the Years Ended December 31, 2025 and 2024

Revenues

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Subscription	$549,970	$428,150	28%
License	17,806	31,779	(44)
Professional services and other	34,158	29,478	16
Total revenue	$601,934	$489,407	23

Total revenue was $601.9 million for the year ended December 31, 2025 compared to $489.4 million for the year ended December 31, 2024, an increase of $112.5 million, or 23%.

Subscription revenue was $550.0 million, or 91% of total revenue, for the year ended December 31, 2025 compared to $428.2 million, or 87% of total revenue, for the year ended December 31, 2024. The increase of $121.8 million, or 28%, was primarily driven by the acquisition of new customers, existing customers expanding their use of our platform and our continued shift to a SaaS-based model from our license-based model.

License revenue was $17.8 million, or 3% of total revenue, for the year ended December 31, 2025 compared to $31.8 million, or 6% of total revenue, for the year ended December 31, 2024. The decrease of $14.0 million, or 44%, was primarily driven by our continued shift to a SaaS-based model from our license-based model. We generated the majority of our revenue for the years ended December 31, 2025 and 2024 from customers on SaaS contracts, and we expect revenue from our SaaS contracts to make up an increasing portion of our total revenue over time.

Professional services and other revenue was $34.2 million, or 6% of total revenue, for the year ended December 31, 2025 compared to $29.5 million, or 6% of total revenue, for the year ended December 31, 2024. The increase of $4.7 million, or 16%, was primarily driven by timing of our customers’ implementation projects.

Cost of Revenues

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Subscription	$140,076	$112,914	24%
Professional services and other	48,567	66,415	(27)
Total cost of revenue	$188,643	$179,329	5

Total cost of revenue was $188.6 million for the year ended December 31, 2025 compared to $179.3 million for the year ended December 31, 2024, an increase of $9.3 million, or 5%.

Cost of subscription revenue was $140.1 million for the year ended December 31, 2025 compared to $112.9 million for the year ended December 31, 2024, an increase of $27.2 million, or 24%. The increase was primarily due to an increase in third-party direct server and cloud storage costs of $24.8 million to accommodate higher customer demand and an increase in outside services and software subscriptions of $2.7 million, partially offset by a decrease in employee compensation costs of $0.9 million. The decrease in employee compensation costs was driven by lower equity-based compensation expense of $3.5 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount.

Cost of professional services and other revenue was $48.6 million for the year ended December 31, 2025 compared to $66.4 million for the year ended December 31, 2024, a decrease of $17.8 million, or 27%. The decrease in cost of professional services and other revenue was primarily due to a decrease in employee compensation costs of $20.6 million, which was driven by lower equity-based compensation expense of $19.2 million, primarily related to the Option Modification in the third quarter of 2024, and lower headcount, and partially offset by the timing of our customers’ implementation projects.

Gross Profit and Gross Margin

	Year Ended December 31,
	2025	2024	% Change
	(dollars in thousands)
Software gross profit	$427,700	$347,015	23%
Professional services and other gross loss	(14,409)	(36,937)	(61)%
Total gross profit	$413,291	$310,078	33
Software gross margin	75%	75%
Professional services and other gross margin	(42)	(125)
Total gross margin	69	63

Gross profit was $413.3 million for the year ended December 31, 2025 compared to $310.1 million for the year ended December 31, 2024, an increase of $103.2 million, or 33%. The increase in gross profit was primarily the result of the decrease in equity-based compensation expense, the acquisition of new customers, existing customers expanding their use of our platform and our continued shift to a SaaS-based model from our license-based model.

Gross margin was 69% for the year ended December 31, 2025 compared to 63% for the year ended December 31, 2024. The increase in gross margin was primarily the result of the decrease in equity-based compensation expense and sales mix.

Operating Expenses

	Year Ended December 31,
	2025	2024	% Change
	(dollars in thousands)
Operating expenses:
Sales and marketing	$264,115	$328,843	(20)%
Research and development	130,601	156,812	(17)
General and administrative	113,375	143,951	(21)
Total operating expenses	$508,091	$629,606	(19)
Percentage of total revenue:
Sales and marketing	44%	67%
Research and development	22	32
General and administrative expenses	19	29

Sales and Marketing

Sales and marketing expenses were $264.1 million for the year ended December 31, 2025 compared to $328.8 million for the year ended December 31, 2024, a decrease of $64.7 million, or 20%. The decrease was primarily driven by a decrease in employee compensation costs of $69.4 million, partially offset by an increase in outside services and software subscriptions of $3.8 million. The decrease in employee compensation costs was driven by lower equity-based compensation expense of $90.1 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount, increases in amortization of deferred commissions of $4.3 million and employer taxes on employee stock transactions of $1.6 million.

Research and Development

Research and development expenses were $130.6 million for the year ended December 31, 2025 compared to $156.8 million for the year ended December 31, 2024, a decrease of $26.2 million, or 17%. The decrease was primarily due to a decrease in employee compensation costs of $26.3 million, which was driven by lower equity-based compensation expense of $46.0 million, primarily related to the Option Modification in the third quarter of 2024, and partially offset by higher headcount to support the continued development of our platform, including AI-enabled solutions, and an increase in employer taxes on employee stock transactions of $0.5 million.

General and Administrative

General and administrative expenses were $113.4 million for the year ended December 31, 2025 compared to $144.0 million for the year ended December 31, 2024, an increase of $30.6 million or 21%. The decrease was primarily driven by a decrease in employee compensation costs of $33.4 million, costs related to the Secondary Offering of $1.3 million and IPO-related costs incurred in 2024 of $5.4 million, partially offset by increases in outside services and software subscriptions of $7.1 million. The decrease in employee compensation costs was driven by lower equity-based compensation expense of $39.6 million, primarily related to the Option Modification in the third quarter of 2024, partially offset by higher headcount and an increase in employer taxes on employee stock transactions of $0.5 million.

Other Income and Expenses

Interest Income, Net

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Interest income, net	$25,540	$14,248	79%

Interest income, net was $25.5 million for the year ended December 31, 2025 compared to $14.2 million for the year ended December 31, 2024, an increase of $11.3 million. The increase in interest income, net was due to higher average cash and cash equivalent balances.

Other Income, Net

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Other income, net	$3,317	$498	NM

NM = Not Meaningful.

Other income, net was $3.3 million for the year ended December 31, 2025 compared to $0.5 million for the year ended December 31, 2024. Other income, net of $3.3 million for the year ended December 31, 2025 consists primarily of gains from foreign currency translation. Other income, net of $0.5 million for the year ended December 31, 2024 consists primarily of the gain on remeasurement of the previously held equity interest in DataSense of $2.4 million, partially offset by losses from foreign currency translation.

Provision for Income Taxes

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Provision for income taxes	$1,719	$1,877	(8)%

Provision for income taxes was $1.7 million for the year ended December 31, 2025 compared to $1.9 million for the year ended December 31, 2024, a decrease of $0.2 million, or 8%. Provision for income taxes consists primarily of current income taxes in foreign and state jurisdictions.

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

Non-GAAP Operating Income (Loss)

We define non-GAAP operating income (loss) as loss from operations adjusted for non-cash, non-operational and non-recurring items, including equity-based compensation expense, employer taxes on employee stock transactions, Secondary Offering costs, amortization of acquired intangible assets and acquisition-related costs.

The principal limitation of non-GAAP operating income (loss) is that it excludes significant expenses that are required by GAAP to be recorded in our consolidated financial statements, including equity-based compensation expense, employer taxes on employee stock transactions, Secondary Offering costs, amortization of acquired intangible assets and acquisition-related costs, that we do not consider to be indicative of our ongoing core operations.

The following table provides a reconciliation of non-GAAP operating income (loss) to the most directly comparable GAAP financial measure for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Loss from operations	$(94,800)	$(319,528)	$(30,512)
Equity-based compensation expense	115,407	316,397	8,270
Employer taxes on employee stock transactions	4,979	2,297	—
Amortization of acquired intangible assets	1,261	733	—
Acquisition-related costs	243	—	—
Secondary Offering costs	—	1,325	—
Non-GAAP operating income (loss)	$27,090	$1,224	$(22,242)

Free Cash Flow

We define free cash flow as net cash provided by operating activities less purchases of property and equipment.

The principal limitations of free cash flow are that it does not reflect our future capital commitments and it does not represent the total increase or decrease in our cash balance for a given period.

The following table provides a reconciliation of free cash flow to the most directly comparable GAAP financial measure for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$96,672	$61,152	$21,265
Purchases of property and equipment	(1,042)	(2,618)	(2,589)
Free cash flow	95,630	58,534	18,676
Net cash (used in) provided by investing activities	$(4,992)	$(10,212)	$84,750
Net cash provided by (used in) financing activities	$57,577	$376,453	$(3,845)

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception we have financed operations primarily through the sale of equity securities and payments received from our customers. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $693.6 million, which were held primarily for working capital purposes, and the undrawn portion of our credit facility of $150.0 million. Our cash and cash equivalents consisted of money market funds and bank deposits. We believe our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our projected operating requirements and known contractual obligations for at least the next 12 months.

A substantial source of our cash is from our deferred revenue, as we generally invoice customers in equal annual installments at the beginning of each year within the contractual period. Deferred revenue, which is included on our consolidated balance sheets as a liability, consists of the unearned portion of billed fees for our subscriptions, which we recognize as revenue as our performance obligations are satisfied in accordance with our revenue recognition policy. As of December 31, 2025, we had deferred revenue of $326.1 million, of which $317.6 million is recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Pursuant to the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreeing to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Mergers. The Merger Agreement also restricts us from incurring new debt, issuing new shares, acquiring businesses and entering into certain material commercial contracts, in each case subject to customary exceptions (including certain preexisting arrangements and actions taken with Parent’s prior consent). We do not expect that these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.

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

Credit Facility

We have a revolving credit facility that allows us to borrow up to $150.0 million for working capital and other general corporate purposes through October 27, 2028. As of December 31, 2025, we had no borrowings outstanding under our credit facility.

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

The credit facility is secured by substantially all our assets and contains certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens and the payment of dividends. We must also not permit the ratio of our indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and we are required to maintain $50.0 million in liquidity. We were in compliance with the covenants contained in the agreement as of December 31, 2025.

Tax Receivable Agreement

Under the TRA, we are generally required to pay cash to the TRA Members, which include KKR and other Continuing Members and certain Former Members, in the amount of 85% of the applicable savings, if any, in income tax that we realize, or that we are deemed to realize, as a result of (1) certain tax attributes that are created as a result of the exchanges or redemptions of their LLC Units (calculated under certain assumptions), (2) any net operating losses available to us as a result of the Blocker Mergers, (3) tax benefits related to imputed interest and (4) payments under such TRA. Concurrently, and in connection, with the execution of the Merger Agreement, OneStream, Inc., OneStream Software LLC and certain other parties to the TRA entered into Amendment No. 1 to the TRA, or the TRA Amendment, pursuant to which the parties agreed to amend the TRA such that it will automatically terminate upon the consummation of the Mergers. As provided in the TRA Amendment, no payments will be made under the TRA in connection with the consummation of the Mergers. In the event that the Merger Agreement is terminated and the Mergers are not completed, unless the Merger Agreement is terminated to enter into an agreement for an alternative acquisition transaction that constitutes a Superior Proposal in accordance with the terms of the Merger Agreement, we will continue to be required to make such payments to the TRA Members even after they have exchanged or redeemed all of their LLC Units.

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

Cash Flows

The following table summarizes our cash flow activities for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$96,672	$61,152	$21,265
Net cash (used in) provided by investing activities	(4,992)	(10,212)	84,750
Net cash provided by (used in) financing activities	57,577	376,453	(3,845)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 of $96.7 million was the result of a net loss of $67.7 million, which was more than offset by noncash charges for equity-based compensation of $115.4 million, amortization of deferred commissions of $24.2 million, depreciation and amortization of $4.3 million, noncash operating lease expense of $2.9 million and other noncash operating activities of $1.9 million. Changes in working capital were favorable to cash flows from operating activities by $15.5 million primarily due to an increase in deferred revenue of $82.3 million, an increase in accrued and other liabilities of $13.2 million and an increase in accounts payable of $2.1 million due to timing of payments to vendors, partially offset by an increase in deferred commissions of $37.0 million related to an increase in software sales and an increase in accounts receivable, net of $45.4 million.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 of $5.0 million consisted primarily of $3.7 million for an acquisition to enhance our platform and $1.0 million for purchases of property and equipment, primarily related to capitalized software costs and leasehold improvements.

Net cash provided by investing activities for the year ended December 31, 2024 of $10.2 million consisted of $7.6 million net cash used to acquire DataSense and $2.6 million for purchases of property and equipment, primarily related to leasehold improvements to support our expanding footprint.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 of $57.6 million consisted of proceeds from option exercises of $61.1 million and proceeds from the employee stock purchase plan of $3.3 million, partially offset by $5.1 million in payments for taxes related to net share settlement of equity awards, and $1.8 million of payments of deferred offering costs related to our IPO.

Net cash used in financing activities for the year ended December 31, 2024 of $376.5 million consisted of $409.6 million in net proceeds from the IPO, $206.7 million in proceeds from the Secondary Offering and proceeds from option exercises of $29.0 million, partially offset by $263.4 million of cash used for the repurchase of LLC Units in the IPO Synthetic Secondary and Secondary Offering Synthetic Secondary and $5.4 million of payments of deferred offering costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025:

		Payments Due by Period
	Total	2026	2027 and 2028	2029 and 2030	2031 and thereafter
		(in thousands)
Operating lease obligations	$17,128	$4,100	$5,170	$4,244	$3,614
Purchase obligations	13,588	10,592	2,996	—	—
Total	$30,716	$14,692	$8,166	$4,244	$3,614

In addition to the contractual obligations included in the table above, in 2022 we entered into a five-year commercial agreement with a vendor pursuant to which we have committed to purchase $300.0 million of data center, cloud and IT services with no minimum annual spending requirement. In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of December 31, 2025, our total remaining commitment under this agreement was $113.7 million.

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

We offer an Employee Stock Purchase Plan, or ESPP, which is accounted for in accordance with ASC 718, Compensation—Stock Compensation, and generally recognizes equity-based compensation expense on a straight-line basis over the term of each offering period. We used a Black-Scholes option pricing model to determine the fair value of the ESPP awards as of the beginning of the offering period. Certain features of the ESPP may require us to apply modification accounting as outlined in ASC 718.

For further details on our equity-based compensation awards, refer to Note 11, “Equity-based Compensation,” to our audited consolidated financial statements included in Part II, Item 8 in this report.

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

Interest Rate Risk

As of December 31, 2025, we had $693.6 million of cash and cash equivalents, which consisted primarily of money market funds and bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Borrowings on our credit facility incur interest at the rates described in the section titled “—Liquidity and Capital Resources—Credit Facility.” We do not believe that a hypothetical 10% change in interest rates would have had a material impact on our operating results or cash flows for the periods presented in this report.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OneStream, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneStream, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ / members’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition – Identification and evaluation of non-standard contract terms
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue upon the transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Certain contracts with customers may include terms that differ from the Company’s standard arrangements, and could have a material impact on revenue recognition. Auditing the Company’s revenue recognition required significant auditor judgment to determine the nature and extent of our procedures to identify contracts with such terms and evaluate their impact on revenue recognition.

How We Addressed the Matter in Our Audit

Among other procedures, we inspected a sample of contracts to test management’s identification and evaluation of non-standard terms and conditions. We also obtained confirmations of terms and conditions for a sample of arrangements with customers.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Detroit, Michigan

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OneStream, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited OneStream, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OneStream, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ / members’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Detroit, Michigan

February 26, 2026

ONESTREAM, INC.

Consolidated Balance SheetS

(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$693,580	$544,174
Accounts receivable, net	177,350	129,014
Unbilled accounts receivable	18,777	23,294
Deferred commissions	24,763	20,682
Prepaid expenses and other current assets	20,949	20,202
Total current assets	935,419	737,366
Unbilled accounts receivable, noncurrent	542	800
Deferred commissions, noncurrent	52,929	44,228
Operating lease right-of-use assets	12,827	16,705
Property and equipment, net	7,951	10,084
Intangible assets, net	2,515	2,567
Goodwill	12,548	9,280
Other noncurrent assets	1,033	2,191
Total assets	$1,025,764	$823,221
Liabilities and stockholders’ / members’ equity
Current liabilities:
Accounts payable	$21,363	$19,563
Accrued compensation	32,945	27,543
Accrued commissions	15,699	9,007
Deferred revenue, current	317,580	239,291
Operating lease liabilities, current	3,380	3,237
Other accrued expenses and current liabilities	14,787	13,534
Total current liabilities	405,754	312,175
Deferred revenue, noncurrent	8,535	4,515
Operating lease liabilities, noncurrent	11,418	15,357
Other noncurrent liabilities	389	216
Total liabilities	426,096	332,263
Commitments and contingencies (Note 6)
Stockholders’ / members’ equity:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.0001 par value, 2,500,000,000 shares authorized, 93,318,973 and 51,456,091 shares issued and outstanding as of December 31, 2025 and 2024, respectively	9	5
Class B common stock, $0.0001 par value, 300,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class C common stock(1), $0.0001 par value, 300,000,000 shares authorized, 55,694,730 and 63,929,619 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	6
Class D common stock(1), $0.0001 par value, 600,000,000 shares authorized, 96,205,587 and 122,196,307 shares issued and outstanding as of December 31, 2025 and 2024, respectively	9	12
Additional paid-in capital	885,786	718,084
Accumulated other comprehensive income (loss)	533	(599)
Accumulated deficit	(381,633)	(331,334)
Total stockholders’ equity attributable to OneStream, Inc. / members’ equity	504,709	386,174
Non-controlling interests	94,959	104,784
Total stockholders’ / members’ equity	599,668	490,958
Total liabilities and stockholders’ / members’ equity	$1,025,764	$823,221
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

ONESTREAM, INC.

Consolidated StatementS of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Subscription	$549,970	$428,150	$302,923
License	17,806	31,779	40,518
Professional services and other	34,158	29,478	31,480
Total revenue	601,934	489,407	374,921
Cost of revenues:
Subscription	140,076	112,914	74,146
Professional services and other	48,567	66,415	40,356
Total cost of revenue	188,643	179,329	114,502
Gross profit	413,291	310,078	260,419
Operating expenses:
Sales and marketing	264,115	328,843	175,795
Research and development(1)	130,601	156,812	55,289
General and administrative	113,375	143,951	59,847
Total operating expenses	508,091	629,606	290,931
Loss from operations	(94,800)	(319,528)	(30,512)
Interest income, net	25,540	14,248	4,062
Other income (expense), net	3,317	498	(1,065)
Loss before income taxes	(65,943)	(304,782)	(27,515)
Provision for income taxes	1,719	1,877	1,416
Net loss	$(67,662)	$(306,659)	$(28,931)
Less: Net loss attributable to non-controlling interests	(17,363)	(90,458)	—
Net loss attributable to OneStream, Inc.	$(50,299)	$(216,201)	$(28,931)
Net loss per share of Class A and Class D common stock–basic(2)	$(0.28)	$(1.23)
Net loss per share of Class A and Class D common stock–diluted(2)	$(0.28)	$(1.25)
Weighted-average shares of Class A and Class D common stock outstanding–basic(2)	182,126	163,469
Weighted-average shares of Class A and Class D common stock outstanding–diluted(2)	182,126	234,043

(1)
Amounts include certain expenses incurred with related parties. Refer to Note 14 in the accompanying notes for details.
(2)
For the year ended December 31, 2024, represents net loss per share of Class A common stock and Class D common stock and weighted-average shares of Class A common stock and Class D common stock outstanding for the period following the Reorganization Transactions as described in Note 1, Organization and Description of Business. Refer to Note 12, Net Loss per Share, in the accompanying notes for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

ONESTREAM, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(67,662)	$(306,659)	$(28,931)
Other comprehensive loss:
Foreign currency translation and other	1,132	26	(196)
Comprehensive loss	$(66,530)	$(306,633)	$(29,127)
Less: Comprehensive loss attributable to non-controlling interests	(16,877)	(90,477)	—
Comprehensive loss attributable to OneStream, Inc.	$(49,653)	$(216,156)	$(29,127)

The accompanying notes are an integral part of these consolidated financial statements.

ONESTREAM, INC.

Consolidated Statements of STOCKHOLDERS’ / Members’ Equity

(in thousands, except share amounts)

		OneStream, Inc. Stockholders’ / Members’ Equity									Accumulated			Total
	Members’	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Non-controlling	Stockholders’ / Members’
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balance as of December 31, 2022	$272,789	—	$—	—	$—	—	$—	—	$—	$—	$(429)	$(145,224)	$—	$127,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,931)	—	(28,931)
Equity-based compensation	8,270	—	—	—	—	—	—	—	—	—	—	—	—	8,270
Exercise of common unit options	247	—	—	—	—	—	—	—	—	—	—	—	—	247
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(196)	—	—	(196)
Balance as of December 31, 2023	$281,306	—	$—	—	$—	—	$—	—	$—	$—	$(625)	$(174,155)	$—	$106,526
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,644)	—	(14,644)
Equity-based compensation	4,928	—	—	—	—	—	—	—	—	—	—	—	—	4,928
Units issued in connection with acquisition	244	—	—	—	—	—	—	—	—	—	—	—	—	244
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(211)	—	—	(211)
Balance as of July 23, 2024	$286,478	—	$—	—	$—	—	$—	—	$—	$—	$(836)	$(188,799)	$—	$96,843
Effects of the IPO and Reorganization Transactions:
Effect of Reorganization Transactions	(286,478)	—	—	—	—	74,135,230	7	132,081,358	13	286,458	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	204,435	—	—	—	204,435
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	27,715,770	3	—	—	—	—	—	—	402,527	—	—	—	402,530
Stock option exercises	—	459,230	—	—	—	—	—	—	—	3,251	—	—	—	3,251
Repurchase of LLC Units	—	—	—	—	—	—	—	—	—	(56,663)	—	—	—	(56,663)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(262,603)	261	59,022	203,320	—
Activity subsequent to the IPO and Reorganization Transactions:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(201,557)	(90,458)	(292,015)
Equity-based compensation	—	—	—	—	—	—	—	—	—	101,551	—	—	5,483	107,034
Stock option exercises	—	3,185,565	—	—	—	—	—	—	—	25,740	—	—	—	25,740
Vesting of restricted stock units	—	4,864	—	—	—	—	—	—	—	—	—	—	—	—
Effects of Secondary Offering	—	17,250,000	2	—	—	(7,364,949)	(1)	(9,885,051)	(1)	12,309	19	—	(12,328)	(0)
Effect of exchange of Class C Common Stock	—	2,840,662	—	—	—	(2,840,662)	—	—	—	4,706	7	—	(4,713)	—
Foreign currency translation and other	—	—	—	—	—	—	—	—	—	(128)	(50)	—	(19)	(197)
Non-controlling interest adjustment for changes in proportionate ownership in OneStream Software LLC	—	—	—	—	—	—	—	—	—	(3,499)	—	—	3,499	—
Balance as of December 31, 2024	$—	51,456,091	$5	—	$—	63,929,619	$6	122,196,307	$12	$718,084	$(599)	$(331,334)	$104,784	$490,958
Net loss	—	—	—	—	—	—	—	—	—	—	—	(50,299)	(17,363)	(67,662)
Equity-based compensation	—	—	—	—	—	—	—	—	—	108,874	—	—	6,533	115,407
Stock option exercises	—	6,697,004	—	—	—	—	—	—	—	61,115	—	—	—	61,115
Vesting of restricted stock units, net of common stock withheld for net share settlement	—	753,152	—	—	—	—	—	—	—	(5,063)	—	—	—	(5,063)
Issuance of common stock through Employee Stock Purchase Plan	—	187,117	—	—	—	—	—	—	—	3,295	—	—	—	3,295
Effect of exchange of Class C common stock	—	8,234,889	1	—	—	(8,234,889)	(1)	—	—	17,578	—	—	(17,578)	—
Effect of conversions of Class D common stock	—	25,990,720	3	—	—	—	—	(25,990,720)	(3)	—	—	—	—	—
Foreign currency translation and other	—	—	—	—	—	—	—	—	—	—	1,132	—	486	1,618
Non-controlling interest adjustment for changes in proportionate ownership in OneStream Software LLC	—	—	—	—	—	—	—	—	—	(18,097)	—	—	18,097	—
Balance as of December 31, 2025	$—	93,318,973	$9	—	$—	55,694,730	$5	96,205,587	$9	$885,786	$533	$(381,633)	$94,959	$599,668

The accompanying notes are an integral part of these consolidated financial statements.

ONESTREAM, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(67,662)	$(306,659)	$(28,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,312	3,655	2,887
Noncash operating lease expense	2,949	2,908	2,433
Amortization of deferred commissions	24,246	20,440	16,977
Equity-based compensation	115,407	316,397	8,270
Other noncash operating activities, net	1,884	(980)	3,249
Changes in operating assets and liabilities:
Accounts receivable, net	(45,445)	(13,361)	(11,668)
Deferred commissions	(37,029)	(27,095)	(26,381)
Prepaid expenses and other assets	423	(9,277)	(9,971)
Accounts payable	2,054	16,546	(11,644)
Deferred revenue	82,309	61,199	66,233
Accrued and other liabilities	13,224	(2,621)	9,811
Net cash provided by operating activities	96,672	61,152	21,265
Investing activities:
Purchases of property and equipment	(1,042)	(2,618)	(2,589)
Acquisition of business, net of cash acquired	(3,700)	(7,594)	—
Sales of marketable securities	—	—	87,339
Other investing activities	(250)	—	—
Net cash (used in) provided by investing activities	(4,992)	(10,212)	84,750
Financing activities:
Payments of deferred offering costs	(1,763)	(5,437)	—
Proceeds from option exercises	61,105	28,955	247
Proceeds from Employee Stock Purchase Plan	3,295	—	—
Payments for taxes related to net share settlement of equity awards	(5,060)	—	—
Repurchases of LLC Units	—	(263,372)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	409,598	—
Proceeds from Secondary Offering	—	206,709	—
Payments of deferred financing costs	—	—	(546)
Repayments of borrowings on revolving credit facility	—	—	(3,500)
Principal payments on finance lease obligation	—	—	(46)
Net cash provided by (used in) financing activities	57,577	376,453	(3,845)
Effect of exchange rate changes on cash and cash equivalents	149	(306)	230
Net increase in cash and cash equivalents	149,406	427,087	102,400
Cash and cash equivalents - Beginning of period	544,174	117,087	14,687
Cash and cash equivalents - End of period	$693,580	$544,174	$117,087
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$1	$23
Cash paid for income taxes	$1,502	$1,714	$839
Supplemental disclosures of noncash investing and financing activities
Purchases of property and equipment included in liabilities	$148	$220	$363
Lease liabilities arising from obtaining right-of-use assets	$1,306	$1,349	$6,861
Deferred offering costs, accrued but unpaid	$—	$1,763	$—

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

Initial Public Offering

On July 25, 2024, the Company completed the IPO in which it sold 21,729,333 shares of its Class A common stock, par value $0.0001 per share, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. The Company received net proceeds from the IPO of $409.6 million of which $352.9 million was used to purchase 18,723,296 newly issued common units (LLC Units) of OneStream Software LLC and $56.7 million was used to purchase 3,006,037 issued and outstanding LLC Units from certain members of OneStream Software LLC in a “synthetic secondary” transaction (the IPO Synthetic Secondary), in each case at a price per share equal to the IPO price to the public, net of underwriting discounts and commissions.

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

ONESTREAM, INC.

control, the financial statements for periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, OneStream, Inc. had no operations. All significant intercompany transactions and balances have been eliminated during consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying footnotes. Significant estimates and assumptions include those related to the measurement of equity-based compensation, allocating the transaction price for revenue recognition, the valuation allowance on deferred tax assets, the tax receivable agreement liability, and goodwill and other intangible assets. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Segment and Geographic Information

The Company operates in one operating segment. Operating segments are defined as components of an enterprise for which discrete financial information is evaluated regularly by the chief operating decision maker (CODM), who, in the Company’s case, is the Chief Executive Officer (CEO), in deciding how to allocate resources and assessing performance. The Company’s CODM allocates resources and assesses performance based upon financial information on a consolidated basis, primarily using consolidated net income (loss) as the measure of profit or loss to make key operating decisions. Consolidated expense information, as presented on the consolidated statements of operations, is regularly provided to the CODM.

Revenue by geographic region, based on the customer’s billing address, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$395,965	$334,746	$262,855
Other	205,969	154,661	112,066
Total revenue	$601,934	$489,407	$374,921

No foreign country accounted for 10% or more of revenue during the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025 and 2024, 89% and 90% of the Company’s property and equipment, net was in the United States and the remaining 11% and 10% was in foreign countries, respectively.

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

ONESTREAM, INC.

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

No customer accounted for more than 10% of total revenue for the years ended December 31, 2025, 2024 and 2023, and no customer accounted for more than 10% of total accounts receivable as of December 31, 2025 and 2024.

The Company relies upon a limited number of third-party hosted cloud computing vendors to serve customers and operate certain aspects of its services, such as environments for production, and development usage. Given this, any disruption of or interference at the hosted infrastructure partners would impact the Company’s operations and the Company’s business could be adversely impacted.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight‑line method over the estimated useful lives of the assets, which is generally three to seven years. The cost of leasehold improvements is depreciated over the lesser of the lease term or the estimated useful lives of such improvements. Costs of maintenance and repairs are charged to expense as incurred.

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

Payment terms and conditions vary by contract type, although the Company’s terms generally include a requirement of payment within 30 to 60 days from the invoice date. In instances where the timing of revenue recognition differs from the timing of payment, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, not to receive financing from its customers or to provide customers with financing.

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
4.
Allocation of the transaction price to the performance obligations in the contract
5.
Recognition of the revenue when, or as, a performance obligation is satisfied

Subscription Revenue

Subscription revenue consists of revenue from software-as-a-service (SaaS), cloud computing and post-contract customer support (PCS).

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

License Revenue

License revenue consists of license revenue from both the Company’s term-based and perpetual software licenses (collectively referred to herein as licensed software). The Company satisfies its performance obligation and recognizes revenue for licensed software at the point in time when the customer is able to use and benefit from the software, which is generally when it is first made available to the customer or upon commencement of the license term, if later.

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

ONESTREAM, INC.

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

The Company estimates SSP at contract inception considering all information that is reasonably available and is based on the amount of consideration for which the Company expects to be entitled in exchange for transferring the promised good or service to the customer. Judgment is required to determine the SSP for each distinct performance obligation. In instances where the SSP is not directly observable because the Company does not typically sell the product or service separately, the Company estimates the SSP considering market conditions, historical pricing relationships, peer data, industry data for similar products, and other observable inputs. For licensed software, the Company determines the pricing relationship between the licensed software and PCS by maximizing the use of observable inputs, which attributes the majority of the contract value to the licensed software and a minority to PCS.

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

Contract Balances

Accounts receivable are recorded at the invoice amount, net of allowance for credit losses. A receivable is recorded in the period the Company delivers products or provides services, or when it has an unconditional right to payment. In multi-year agreements, the Company generally invoices customers in equal annual installments at the beginning of each year within the contractual period. The Company records a receivable for multi-year licensed software, whether or not billed, based on its unconditional right to receive payment in the future related to those licenses.

The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. Customer payment terms are typically net 30 to 60 days. As of December 31, 2025 and 2024, the balance in the allowance for credit losses was $2.5 million and $1.9 million, respectively. The Company recorded bad debt expense of $1.9 million, $1.1 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023 respectively, which is presented in the consolidated statements of operations as general and administrative expenses.

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

The balance of deferred revenue will fluctuate based on timing of invoices and recognition of revenue. The amount of revenue recognized during the years ended December 31, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $237.6 million and $178.4 million, respectively.

ONESTREAM, INC.

Transaction Price Allocated to Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The transaction price related to the remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, the timing of delivery of software licenses, average contract terms, and foreign currency exchange rates. Unbilled portions of the remaining performance obligations denominated in foreign currencies are revalued each period based on the period end exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes, and other market factors.

The aggregate amount of the transaction price related to remaining performance obligations as of December 31, 2025 was $1,377.2 million. The Company expects to recognize approximately 40% of this amount as revenue in the next 12 months with the remaining balance recognized thereafter.

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

The Company periodically reviews deferred commissions to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no material impairment losses recorded during the years ended December 31, 2025 and 2024.

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

Business Combinations

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations in accordance with ASC 805, Business Combinations. Assets acquired and liabilities assumed, if any, are measured at their estimated fair values on the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period

ONESTREAM, INC.

or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

Equity-based Compensation

The Company has issued equity-based awards to employees in the form of restricted stock units (RSUs) and stock options, as discussed in Note 11, and, prior to the Reorganization Transactions, OneStream Software LLC issued ICUs and common unit options. The Company accounts for equity-based awards based on their grant date fair values. Determining the grant date fair values of equity-based awards may require management to make assumptions and judgments. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions. As a result, if other assumptions are used, equity-based compensation costs could be materially impacted. Equity-based compensation expense is recognized on a straight-line basis for awards with service-only vesting conditions, whereas awards with performance conditions are recognized using the accelerated attribution method. Forfeitures are accounted for as they occur.

The Company offers an Employee Stock Purchase Plan (ESPP) which is accounted for in accordance with ASC 718, Compensation—Stock Compensation, and generally recognizes equity-based compensation expense on a straight-line basis over the term of each offering period. The Company uses a Black-Scholes option pricing model to determine the fair value of the ESPP awards as of the beginning of the offering period. Certain features of the ESPP may require the Company to apply modification accounting as outlined in ASC 718. Refer to Note 11, Equity-based Compensation, for further details on the Company’s equity-based compensation awards.

Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to OneStream, Inc. by the weighted-average number of shares of Class A common stock and Class D common stock outstanding during the period, excluding dilutive shares. Diluted net loss per share is computed by giving effect to the weighted-average potentially dilutive shares for the applicable period, including additional shares of Class D common stock issuable upon redemption of LLC Units held by Continuing Members, and Class A common stock issuable pursuant to outstanding stock options, RSUs and purchase rights committed under the ESPP, as applicable. The potentially dilutive shares of common stock are computed using the treasury stock method.

ONESTREAM, INC.

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

Advertising Costs

Advertising costs are expensed as incurred and recorded in the consolidated statements of operations as sales and marketing expense. The Company recorded advertising costs of $3.3 million, $2.4 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Leases

Pursuant to ASC 842, Leases, the Company determines if an arrangement is or contains a lease at contract inception. Leases arise from contracts that convey the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified at commencement as either operating or finance leases. As of December 31, 2025 and 2024, all of the Company’s leases were classified as operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term beginning on the lease commencement date.

Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its secured incremental borrowing rate (IBR) based on the information available at the lease commencement date, including the lease term. In determining the appropriate IBR, the Company considers information including, but not limited to, the lease term and the currency in which the arrangement is denominated. The Company’s lease agreements may contain options to extend or terminate the lease. Such options are included in the lease term when they are considered reasonably certain to be exercised. ROU assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. The Company adopted this

ONESTREAM, INC.

standard on December 31, 2025. The adoption of this standard resulted in incremental income tax-related disclosures. For further information, see Note 8, Income Taxes.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This pronouncement is effective for public business entities in fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. The standard allows for adoption on a prospective or retrospective basis. The Company is currently considering timing of adoption and in the process of evaluating the impact of adopting this guidance on the Company’s consolidated financial statements and related disclosures.

NOTE 3 – BUSINESS COMBINATIONS

Asset Purchase Agreement

During the second quarter of 2025, the Company completed an acquisition of three partner-developed solutions for total purchase consideration of $3.7 million to enhance features and capabilities of the Company’s platform and drive further adoption of the Company’s product portfolio. The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805. The acquisition was not material to the Company’s consolidated financial statements.

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

The Company accounted for the acquisition of the remaining equity interests of DataSense using the acquisition method of accounting in accordance with ASC 805. As part of the acquisition, the Company derecognized its previously held equity interest in DataSense, which had been accounted for as an equity method investment and was recorded in other noncurrent assets in the amount of $0.8 million as of the acquisition date. In assessing the fair value of its previously held equity interest as of the acquisition date, the Company, with the assistance of a third-party valuation provider, determined the fair value was $3.2 million as of the acquisition date, resulting in a gain of $2.4 million that was recorded in other income, net in the consolidated statement of operations during the second quarter of 2024.

ONESTREAM, INC.

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

ONESTREAM, INC.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was $12.5 million and $9.3 million as of December 31, 2025 and 2024, respectively. The addition to goodwill during the year ended December 31, 2025, which reflects the incremental increase in the balance, was related to the acquisition of three partner-developed solutions, as described in Note 3. During 2024 the increase in goodwill was due to the acquisition of DataSense.

Other Intangible Assets

The Company’s acquired intangible assets had a gross carrying value of $4.5 million and $3.3 million and accumulated amortization of $2.0 million and $0.7 million as of December 31, 2025 and 2024, respectively. The Company recorded amortization of other intangible assets of $1.3 million and $0.7 million for the year ended December 31, 2025 and 2024, respectively. There was no amortization expense related to other intangible assets recorded in the year ended December 31, 2023. The weighted-average remaining useful life of the Company’s acquired intangible assets is 2.6 years as of December 31, 2025.

As of December 31, 2025, the estimated aggregate amortization expense for intangible assets for each of the five succeeding fiscal years was as follows (in thousands):

Fiscal Year:
2026	$1,342
2027	609
2028	242
2029	242
2030	80
Total expected amortization expense	$2,515

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Leasehold improvements	$8,846	$9,038
Capitalized software costs	5,801	5,264
Furniture and equipment	4,031	3,767
Construction in progress	181	244
Gross property and equipment	18,859	18,313
Less: Accumulated depreciation and amortization	(10,908)	(8,229)
Property and equipment, net	$7,951	$10,084

Depreciation and amortization expense was $3.1 million for the year ended December 31, 2025, and $2.9 million for both the years ended December 31, 2024 and 2023.

The Company capitalized $0.5 million and $0.9 million of costs as internal-use software during the years ended December 31, 2025 and 2024, respectively. Amortization of internal-use software was $1.0 million for each of the years ended December 31, 2025, 2024 and 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates from 2025 to 2034.

ONESTREAM, INC.

The following lease costs were included in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$4,219	$3,855	$3,560
Short-term lease cost	283	474	731
Variable lease cost	1,142	1,442	976
Total lease cost	$5,644	$5,771	$5,267

Supplemental information relating to operating leases is presented below:

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities (in thousands)	$4,282	$3,747	$3,001
Weighted-average remaining lease term (in years)	5.74	6.72	7.53
Weighted-average discount rate	5.1%	4.6%	4.3%

The Company’s future minimum commitments under leases, service agreements, and other contractual commitments as of December 31, 2025 is as follows (in thousands):

	Operating Lease Obligations	Future Purchase Obligations
Years ending December 31,
2026	$4,100	$10,592
2027	2,707	2,358
2028	2,463	638
2029	2,273	—
2030	1,971	—
2031 and thereafter	3,614	—
Total payments	17,128	$13,588
Less: imputed interest	(2,247)
Less: leases less than 12 months	(83)
Total lease liabilities	$14,798

In June 2022, the Company entered into a five-year consumption agreement with a vendor whereby the Company committed to purchase $300.0 million of data center, cloud, and IT services with no minimum annual spending requirement (excluded from the table above). In November 2024, the agreement was amended to increase the existing purchase commitment from $300.0 million to $360.0 million. As of December 31, 2025, the total remaining commitment under this agreement was $113.7 million.

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

ONESTREAM, INC.

The Company is occasionally required, for various reasons, to enter into financial guarantees with third parties in the ordinary course of business including, among others, guarantees related to letters of credit on behalf of parties with whom it conducts business. Such agreements have not had a material effect on the Company’s consolidated financial statements.

The Company has also agreed to indemnify its board of directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a board member or officer, including any action by the Company, arising out of that person’s services as the Company’s board member or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company has maintained board member and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. To date, the Company has not incurred any material costs as a result of such indemnifications. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

NOTE 7 – DEBT

Revolving Credit Facility

The Company has a revolving credit facility with a syndicate of banks that allows the Company to borrow up to $150.0 million for working capital and for other general corporate purposes through October 27, 2028. The Company did not have any amounts drawn under the Credit Facility as of December 31, 2025 and 2024.

Under the terms of the Credit Facility, the Company has the option to borrow funds as either a secured overnight financing rate (SOFR) loan or alternate base rate (ABR) loan. Any advances drawn on the Credit Facility incur interest at an annual rate equal to the SOFR plus 250 basis points for SOFR loans and ABR plus 150 basis points for ABR loans. The SOFR is defined as, for any day, a rate per annum equal to SOFR for the day (such day, the SOFR Determination Date) that is five (5) U.S. Government Securities Business Day prior to (i) if such SOFR rate day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR rate day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR rate day, in each case, as such SOFR is published by the SOFR Administrator on the SOFR Administrator’s Website. The ABR is defined as, for any day, a rate per annum equal to the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York (NYFRB) rate in effect on such day plus ½ of 1% and (c) Term SOFR for a one month interest period on such day (or if such day is not a Business Day, the immediately preceding business day) plus 1%. Any undrawn portion of the Credit Facility is subject to a fee of 0.25% per annum. SOFR interest payments for interest periods of 3 months or less are due at the end of the interest period. SOFR interest payments for interest periods greater than 3 months are due on 3-month intervals following the borrowing. ABR interest and fees are payable quarterly in arrears with the principal and any accrued and unpaid interest due on October 27, 2028. Interest expense on the Credit Facility is recorded in the consolidated statements of operations as interest expense, net and fees are recorded as general and administrative expenses. Interest expense and fees on the Credit Facility were not material during the years ended December 31, 2025, 2024 and 2023.

Under the terms of the Credit Facility, the Company must maintain compliance with certain negative and affirmative covenants, including financial covenants and covenants relating to the incurrence of other indebtedness, the occurrence of a material adverse change, the disposition of assets, mergers, acquisitions and investments, the granting of liens, and the payment of dividends. The Company must also not permit the ratio of indebtedness to total recurring revenue for the most recent trailing four quarters to exceed 0.50 to 1.00, and is required to maintain $50.0 million in liquidity. The Credit Facility is secured by substantially all the assets of the Company. The Company was compliant with the financial covenants contained in the agreement as of December 31, 2025.

NOTE 8 – INCOME TAXES

The Company is a Delaware corporation subject to federal, state, local, and foreign taxes, including with respect to its allocable share of any net taxable income from OneStream Software LLC.

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

ONESTREAM, INC.

The components of the Company’s income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(65,080)	$(286,591)	$(32,744)
Foreign	(863)	(18,191)	5,229
Loss before income taxes	$(65,943)	$(304,782)	$(27,515)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$—	$—	$—
State	185	126	70
Foreign	1,534	1,751	1,346
Total current	$1,719	$1,877	$1,416
Deferred:
U.S. Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Provision for income taxes	$1,719	$1,877	$1,416

Effective January 1, 2025, the Company adopted ASU 2023-09, “Improvements to Income Tax Disclosures”, on a prospective basis. Refer to the Recently Adopted Accounting Pronouncements section of Note 2, Significant Accounting Policies, for additional details on the adoption of this ASU.

A reconciliation of the income tax provision at the U.S. federal statutory rate to the Company’s provision for income taxes for the year ended December 31, 2025 was as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal benefit at statutory rate	$(13,848)	21.0%
State and local taxes, net of federal tax benefit(1)	185	(0.3)%
Foreign tax effects
United Kingdom
Change in valuation allowance	989	(1.5)%
Other	422	(0.6)%
Other foreign jurisdictions	304	(0.5)%
Changes in valuation allowance	677	(1.0)%
Nontaxable or nondeductible items
Loss allocable to non-controlling interest	3,588	(5.4)%
Executive compensation	2,386	(3.6)%
Other	(307)	0.5%
Other adjustments
Return-to-provision adjustments(2)	7,323	(11.1)%
Provision for income taxes	$1,719	(2.6)%

(1)
The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category is Texas franchise tax.
(2)
The return-to-provision adjustments line is fully offset in the U.S. changes in valuation allowance line above and results in no net tax expense.

ONESTREAM, INC.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S. federal benefit at federal statutory rate	(64,004)	(5,778)
Increase (decrease) in rate resulting from:
Valuation allowance	52,410	—
Loss allocable to non-controlling interest	17,763	—
Permanent items	1,015	405
Withholding taxes	103	—
Flow-through income	—	6,876
Foreign expense (benefit) differential	(752)	(206)
State taxes, net of federal tax benefit	(5,264)	119
Other	606	—
Provision for income taxes	$1,877	$1,416

The U.S. federal income tax rate for the years ended December 31, 2025, 2024 and 2023 was 21%.

Deferred Income Taxes

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$72,675	$46,491
Investment in partnership	205,749	172,693
Equity-based compensation	6,250	5,261
Capital loss carryforward	2,508	2,508
Operating lease liabilities	697	1,518
Other	29	275
Gross deferred tax assets	287,908	228,746
Valuation allowance	(287,239)	(227,225)
Deferred tax assets, net of valuation allowance	669	1,521
Deferred tax liabilities
Operating lease right-of-use assets	(669)	(1,518)
Other	—	(3)
Total deferred tax liabilities	$(669)	$(1,521)
Net deferred tax assets (liabilities)	$—	$—

Activity related to the Company’s valuation allowance consisted of the following (in thousands):

	As of December 31,
	2025	2024	2023
Valuation allowance, beginning of period	$227,225	$—	$—
Charged to expenses	2,406	52,410	—
Charged to other accounts(3)	57,608	174,815	—
Valuation allowance, end of period	$287,239	$227,225	$—

(3)
Charged to other accounts includes current year increases to valuation allowance charged to equity.

The Company recognizes deferred tax assets to the extent it believes that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. The Company has recorded deferred tax assets for net operating losses of $67.2 million and $5.5 million for federal and state jurisdictions, respectively, as discussed further below. The Company has a deferred

ONESTREAM, INC.

tax asset related to a prior year capital loss carryforward of $2.5 million which expires in 2028. The Company also has a deferred tax asset of $205.7 million related to its outside basis difference in its investment in OneStream Software LLC.

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

Based on the available evidence as of December 31, 2025, the Company believes that it is not more likely than not that substantially all of the U.S. and foreign deferred tax assets will be realized. Accordingly, the Company has recorded a valuation allowance against substantially all of the U.S. and foreign deferred tax assets. The Company intends to maintain the valuation allowance on the U.S. and foreign net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

As of December 31, 2025, the Company had U.S. federal income tax net operating loss carryforwards of $320.0 million available to offset future taxable income, all of which will be carried forward indefinitely, but utilization is limited to 80% of taxable income in any given year. The Company also has state net operating loss carryforwards of $103.9 million which begin to expire in 2029.

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

The Company had no significant uncertain tax positions as of December 31, 2025 and 2024. The Company did not incur any interest or penalties related to income taxes during the years ended December 31, 2025, 2024 and 2023. The Company is not currently under audit in the area of income tax in any jurisdiction. As of December 31, 2025, tax years 2022 and forward are subject to examination in federal and state jurisdictions, with certain exceptions for state and foreign jurisdictions with longer statute of limitation periods.

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

The Company considered the earnings in its foreign subsidiaries to be indefinitely reinvested as of December 31, 2025 and 2024. As such, the Company has made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of its foreign subsidiaries. If the Company repatriated its accumulated foreign earnings, the amounts of taxes which the Company could be subject to are not material to the consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted into law, introducing a broad range of changes to the U.S. tax code. The application of these provisions did not have a material impact on the effective tax rate for the year. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. The Act did not have a significant impact on the Company’s 2025 financial statements and is not expected to have a significant impact on the Company’s 2026 financial statements based on guidance issued to date.

ONESTREAM, INC.

The following is a supplemental schedule of cash paid for income taxes, net of refunds (in thousands):

Year Ended December 31, 2025
Cash paid for income taxes
U.S. Federal	—
State	153
Foreign	1,349
Cash paid for income taxes	$1,502

Tax Receivable Agreement

In connection with the Reorganization Transactions, the Company entered into a Tax Receivable Agreement (TRA) with OneStream Software LLC, KKR and other Continuing Members, and certain Former Members. Under the TRA, the Company will retain 15% of certain available tax savings and will be required to pay KKR and the other Continuing Members, and certain Former Members, the remaining 85% of such tax savings, if any, that are realized or deemed realized as a result of utilizing certain tax attributes, i.e. deferred tax assets, arising from the Reorganization Transactions and subsequent LLC Unit exchanges and redemptions. The amounts of any tax benefit to the Company that arises from future exchanges or redemptions of LLC Units will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions or exchanges and the price of shares of its Class A common stock at the time of such future redemption or exchange. The Company will only recognize a deferred tax asset for financial reporting purposes when it is “more-likely-than-not” that the tax benefit will be realized.

Based on the Company’s assessment, it is not more likely than not that the Company will realize the tax benefit of any deferred tax asset resulting from the Reorganization Transactions and subsequent LLC Unit exchanges and redemptions, and therefore, the Company has established a full valuation against its U.S. deferred tax asset. As such, the Company has concluded that a TRA liability is not probable, and therefore no TRA liability has been recorded in the consolidated financial statements as of December 31, 2025. Had the TRA liability been deemed to be probable, the maximum estimated TRA liability that could result from past exchanges would have been $193.2 million as of December 31, 2025.

NOTE 9 – STOCKHOLDERS’ / MEMBERS’ EQUITY

Amendment and Restatement of Certificate of Incorporation

The Company is authorized to issue 2,500,000,000 shares of Class A common stock with a par value of $0.0001 per share, 300,000,000 shares of Class B common stock with a par value of $0.0001 per share, 300,000,000 shares of Class C common stock with a par value of $0.0001 per share, 600,000,000 shares of Class D common stock with a par value of $0.0001 per share, and 100,000,000 shares of preferred stock with a par value of $0.0001 per share.

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

ONESTREAM, INC.

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

Preferred Stock

As of December 31, 2025 and 2024 there are no shares of preferred stock outstanding. Under the terms of the Company’s amended and restated certificate of incorporation, the board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series without shareholder approval. The board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including dividend rights, dividend rates, conversion rights, exchange rights, voting rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Exchanges and Redemptions of LLC Units

During the years ended December 31, 2025 and 2024, pursuant to the terms of the Amended LLC Agreement, certain Continuing Members redeemed 8,234,889 and 2,840,662 LLC Units, respectively, along with their corresponding shares of Class C common stock, in exchange for an equal number of shares of Class D common stock, which were all subsequently converted into Class A common stock. Simultaneously, and in connection with these exchanges and redemptions, the Company cancelled the exchanged shares of Class C common stock.

Conversions of Class D Common Stock

During the year ended December 31, 2025, a total of 25,990,720 shares of Class D common stock were converted to Class A common stock by certain Former Members. Upon the completion of the conversion, the associated shares of Class D common stock were retired and will not be reissued. In 2024, conversions of Class D common stock to Class A common stock occurred due to the IPO and the Secondary Offering, as discussed below.

Secondary Offering

In November 2024, the Company completed a secondary offering (the Secondary Offering), selling 17,250,000 shares of its Class A common stock at a public offering price of $31.00 per share.

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

The Company used all of the net proceeds from the Secondary Offering to purchase issued and outstanding LLC Units (and purchase and cancel an equal number of shares of then outstanding Class C common stock) from KKR Dream Holdings LLC resulting in the total number of outstanding shares of common stock of OneStream, Inc. and LLC Units of OneStream Software LLC remaining the same.

NOTE 10 – NON-CONTROLLING INTERESTS

In connection with the Reorganization Transactions, OneStream, Inc. became the sole manager of OneStream Software LLC and accordingly consolidates the results of operations of OneStream Software LLC. The non-controlling interests balance on the Company’s consolidated balance sheets represents the portion of LLC Units owned by the Continuing Members. Net (loss) income is attributed to the non-controlling interests based on the weighted-average ownership percentages of LLC Units outstanding during the period, excluding LLC Units that are subject to vesting conditions. As of December 31, 2025, the non-controlling interests in OneStream Software LLC owned 22.5% with the remaining 77.5% owned by OneStream, Inc. The ownership of the LLC Units is summarized as follows:

ONESTREAM, INC.

	Ownership			Ownership Percentage
	OneStream, Inc.	Continuing Members(1)	Total	OneStream, Inc.	Continuing Members(1)	Total
Balances as of December 31, 2024	173,652,398	62,857,813	236,510,211	73.4%	26.6%	100.0%
Exchange of Class C common stock	8,234,889	(8,234,889)	—	3.5%	(3.5)%	—
Vesting of LLC Units	—	365,295	365,295	—	—	—
Issuance of LLC Units in connection with equity-based compensation plans	7,637,273	—	7,637,273	0.7%	(0.7)%	—
Balances as of December 31, 2025	189,524,560	54,988,219	244,512,779	77.5%	22.5%	100.0%

(1) Excludes 706,511 and 1,071,806 LLC Units still subject to vesting conditions at December 31, 2025 and 2024, respectively.

NOTE 11 – EQUITY-BASED COMPENSATION

2019 Common Unit Option Plan

The 2019 Common Unit Option Plan (the 2019 Plan), which allowed OneStream Software LLC to provide common unit options to eligible employees, managers, and consultants, was originally adopted by OneStream Software LLC’s board of managers and approved by the then members of OneStream Software LLC. Prior to the Reorganization Transactions, the Company did not recognize equity-based compensation expense for common unit options granted under the 2019 Plan because they contained a forfeiture provision whereby upon voluntary termination of service by the option holder, the Company had the right to require the option holder to (i) sell all or a portion of any common units acquired by the optionee to the Company at a price equal to the lesser of (a) the aggregate fair value of such common units on the date of such repurchase and (b) the aggregate exercise price paid to acquire the common units and (ii) surrender all outstanding common unit options, including vested options, held by such optionee without consideration.

On July 12, 2024, the board of managers of OneStream Software LLC and the board of directors of the Company approved a modification of the terms of the outstanding common unit options to remove the forfeiture provision, to be effective immediately upon the completion of the Reorganization Transactions. The amendment has been accounted for as an “improbable-to-probable” modification under ASC 718, whereby the fair values of the outstanding common unit options were measured as of the modification date of July 12, 2024 (the Option Modification Date). The performance condition created by the modification was satisfied upon completion of the Reorganization Transactions and the Company recorded a cumulative adjustment to equity-based compensation expense totaling $204.4 million for the common unit options that vested upon the completion of the Reorganization Transactions.

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

The following table summarizes the option activity under the 2019 Plan during the year ended December 31, 2025 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	33,321	$10.58	7.63	$597,716
Forfeited / Cancelled	(1,202)	12.69
Exercised	(6,682)	9.10		105,931
Outstanding as of December 31, 2025	25,437	$10.72	6.58	$194,872
Vested and exercisable as of December 31, 2025	18,058	$9.91	6.21	$152,987

Total unrecognized equity-based compensation expense related to stock options granted under the 2019 Plan was $25.1 million as of December 31, 2025, which is expected to be recognized over a weighted-average remaining service period of 1.9 years using the accelerated attribution method.

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

ONESTREAM, INC.

The following table summarizes the option activity under the 2024 Plan during the year ended December 31, 2025 (in thousands, except per share data):

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,400	$20.00	9.56	$20,447
Forfeited / Cancelled	(373)	20.00
Exercised	(16)	20.00		121
Outstanding as of December 31, 2025	2,011	$20.00	8.56	$—
Vested and exercisable as of December 31, 2025	709	$20.00	8.56	$—

Total unrecognized equity-based compensation expense related to stock options under the 2024 Plan was $5.7 million as of December 31, 2025, which is expected to be recognized over a weighted-average remaining service period of 2.6 years using the accelerated attribution method.

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

ONESTREAM, INC.

The following table summarizes the RSU activity under the 2024 Plan during the year ended December 31, 2025 (in thousands, except per share data):

	RSUs	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	355	$29.48
Granted	6,629	23.06
Vested	(1,019)	23.91
Forfeited / Cancelled	(546)	24.51
Outstanding as of December 31, 2025	5,419	$22.33

The fair value of RSUs vested during the year ended December 31, 2025, was $24.4 million. As of December 31, 2025, unrecognized compensation cost related to the RSUs was $120.2 million, which is expected to be recognized over a weighted-average period of 3.3 years. The Company recognized $29.2 million of equity-based compensation expense related to RSUs for the year ended December 31, 2025.

Shares withheld for employee tax withholding obligations remain in the authorized but unissued pool under the 2024 Plan and are available for issuance. Payments for employee tax obligations are recognized as a reduction to additional paid-in capital and reflected as financing activities on the consolidated statement of cash flows.

Employee Stock Purchase Plan

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

Eligible employees were permitted to participate in the ESPP as of February 17, 2025. The ESPP allows eligible employees to purchase the Company’s Class A common stock at a price per share equal to 85% of the fair market value, determined as of the lower of (i) the first trading day of the offering period or (ii) the last trading day of the offering period. Participants may contribute up to 15% of their eligible compensation to the ESPP, and share purchases are limited to a maximum of 3,000 shares for each participant during any purchase period. The ESPP allows participants to decrease contributions (1) once within a purchase period or (2) at any time for a future purchase period. Participants cannot increase contributions within a purchase period and may only increase contributions for future purchase periods. Participation may be ended at any time during an offering period and automatically ends upon termination of employment. The ESPP also offers a rollover feature that provides for an offering period to be rolled over to a new, lower-priced offering if the stock price at the end of the purchase period is lower than on the first trading day of an offering period. The rollover feature was triggered on November 17, 2025 and the total incremental compensation costs recognized as a result of the rollover will be recorded on a straight-line basis over the new offering period.

For shares issued under the ESPP, fair value is estimated using the Black-Scholes option pricing model. Based on the ESPP valuation for 2025, the expected term is the period from the valuation date to the end of each purchase period and the expected volatility is 50%, estimated using company-specific volatility data as well as guideline companies as of the valuation date. The risk-free interest rate was based on the United States Treasury yield curve in effect during the expected term and the expected dividend yield is zero as the Company has not paid and does not currently intend to pay dividends in the foreseeable future.

Equity-based compensation expense related to the ESPP was $2.0 million for the year ended December 31, 2025. Total unrecognized equity-based compensation expense related to the ESPP was $5.1 million as of December 31, 2025, which is expected to

ONESTREAM, INC.

be recognized over a weighted-average remaining service period of 1.6 years using the straight-line method. As of December 31, 2025, there have been 187,117 shares issued under the ESPP.

DataSense Holdings Awards

During the year ended December 31, 2025, 302,791 LLC Units and corresponding shares of Class C common stock held by DataSense Holdings vested. As of December 31, 2025, 706,511 LLC Units and corresponding shares of Class C common stock issued to DataSense Holdings remain unvested and total unrecognized equity-based compensation expense related to these awards was $4.3 million, which is expected to be recognized over a weighted-average remaining service period of 1.2 years using the accelerated attribution method. As of December 31, 2024, 1,009,302 LLC Units and corresponding shares of Class C common stock issued to DataSense Holdings were unvested. The unvested LLC Units and corresponding shares of Class C common stock are classified as outstanding on the Company’s consolidated balance sheets as they are legally outstanding.

Classification of Equity-Based Compensation Expense

Equity-based compensation expense was classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of subscription	$2,331	$5,939	$—
Cost of professional services and other	5,740	24,871	15
Sales and marketing	43,516	135,215	3,938
Research and development	31,444	77,926	518
General and administrative	32,376	72,446	3,799
Total equity-based compensation	$115,407	$316,397	$8,270

NOTE 12 – NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions (in thousands, except per share amounts):

	Year Ended December 31, 2025	July 24, 2024 through December 31, 2024
Numerator:
Net loss	$(67,662)	$(292,015)
Less: net loss attributable to non-controlling interests	(17,363)	(90,458)
Net loss attributable to OneStream, Inc., basic	$(50,299)	$(201,557)
Net loss attributable to OneStream, Inc., diluted	$(50,299)	$(292,015)
Denominator:
Weighted-average shares of Class A and Class D common stock outstanding–basic	182,126	163,469
Effect of dilutive LLC Units	—	70,574
Weighted-average shares of Class A and Class D common stock outstanding–diluted	182,126	234,043
Net loss per share:
Net loss per share of Class A and Class D common stock–basic	$(0.28)	$(1.23)
Net loss per share of Class A and Class D common stock–diluted	$(0.28)	$(1.25)

Shares of Class B common stock and Class C common stock do not share in the earnings or losses of OneStream, Inc. and therefore are not considered participating securities. As such, separate presentation of basic and diluted net loss per share of Class B and Class C common stock under the two-class method has not been presented.

ONESTREAM, INC.

The following table contains outstanding share totals with a potentially dilutive impact (in thousands):

	Year Ended December 31, 2025	July 24, 2024 through December 31, 2024
Stock options	27,448	35,721
RSUs	5,419	355
Purchase rights committed under the ESPP	1,061	—
Total	33,928	36,076

NOTE 13 - POSTRETIREMENT BENEFITS

The Company has established a 401(k) savings plan. The Company’s 401(k) plan is qualified under Section 401 of the Internal Revenue Code and is available to all full-time employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 100% of their salary up to the statutory prescribed annual limit. The 401(k) plan provides for the Company to make a discretionary contribution at the end of the plan year, which coincides with the Company’s fiscal year. The Company also makes contributions to other postretirement plans of non-U.S. employees based on statutory regulations in place in their respective countries.

The Company recorded $8.9 million, $7.7 million and $5.9 million of expense related to employer contributions to postretirement benefit plans for the years ended December 31, 2025, 2024 and 2023, respectively.

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

NOTE 15 – SUBSEQUENT EVENTS

Hg Transaction

Merger Agreement

On January 6, 2026, the Company and OneStream Software LLC (collectively, OneStream) entered into a definitive agreement (the Merger Agreement) to be acquired by affiliates of Hg, a leading investor in software, services and data businesses (the Hg Transaction or the Mergers). The Hg Transaction is an all-cash consideration transaction and values OneStream at approximately $6.4 billion in equity value. Following the closing of the Mergers, Hg will be OneStream’s majority and controlling equityholder.

Under the terms of the Merger Agreement, (i) each outstanding share of the Company’s Class A common stock and Class D common stock and each outstanding LLC Unit will be cancelled and automatically converted into the right to receive cash in an amount equal to $24.00, without interest (in each case, other than as provided in the Merger Agreement) and (ii) each outstanding share of the Company’s Class B common stock and Class C common stock will be cancelled and automatically converted into the right to receive cash in an amount equal to $0.0001, without interest (in each case, other than as provided in the Merger Agreement).

In addition, pursuant to the Merger Agreement, as a result of the Mergers:

•
Each outstanding RSU that is vested (but not yet settled) as of the occurrence of the Mergers, or that vests as a result of the Mergers, will be cancelled and converted into the right to receive an amount in cash, without interest, equal to (a) the total number of shares of Class A common stock subject to that vested RSU multiplied by (b) an amount equal to $24.00, less applicable withholding taxes.

ONESTREAM, INC.

•
Each outstanding RSU that is unvested as of the occurrence of the Mergers will be cancelled and converted into the contingent right to receive a cash award, without interest, equal to (a) the total number of shares of Class A common stock subject to that unvested RSU multiplied by (b) an amount equal to $24.00, less applicable withholding taxes. The vesting terms and conditions (including acceleration provisions upon a qualifying termination of employment, if any) applicable to that unvested RSU as of immediately prior to the Mergers will remain in effect following the Mergers.
•
Each outstanding option to acquire shares of Class A common stock, including options issued under both the 2019 Plan and the 2024 Plan (each, an Option) that is vested as of the occurrence of the Mergers will be cancelled and converted into the right to receive an amount in cash, without interest, equal to (a) the total number of shares of Class A common stock subject to that vested Option multiplied by (b) the excess, if any, of an amount equal to $24.00 over the exercise price per share of that vested Option, less applicable withholding taxes.
•
Each outstanding Option that is not vested as of the occurrence of the Mergers and that has a per share exercise price that is less than an amount equal to $24.00 will be cancelled and converted into the contingent right to receive a cash award, without interest, equal to (a) the total number of shares of Class A common stock subject to that unvested Option multiplied by (b) the excess of an amount equal to $24.00 over the exercise price per share of that unvested Option, less applicable withholding taxes. The vesting terms and conditions (including acceleration provisions upon a qualifying termination of employment, if any) applicable to that unvested Option as of immediately prior to the Mergers will remain in effect following the Mergers.
•
Any Option (whether vested or unvested) that has an exercise price per share that is greater than or equal to $24.00 will be cancelled for no consideration.

An entity controlled by Hg will acquire all outstanding shares of the Company, including those shares owned by investment funds managed by KKR. The Hg Transaction has been approved by the Company’s board of directors and is expected to close in the first half of 2026, subject to the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. KKR, in its capacity as the holder of a majority of the Company’s voting power, has approved the Hg Transaction. No further approval of the Company’s stockholders is required or will be sought. Upon the completion of the Hg Transaction, the Company will cease to be a publicly traded company.

On January 6, 2026, concurrently, and in connection, with the execution of the Merger Agreement, the Company, OneStream Software LLC and certain other parties to the TRA, entered into Amendment No. 1 to the TRA (the TRA Amendment), pursuant to which the parties agreed to amend the TRA such that it will automatically terminate upon the consummation of the Mergers. As provided in the TRA Amendment, no payments will be made under the TRA in connection with the consummation of the Mergers.

The foregoing description of the Merger Agreement and the TRA Amendment is qualified in its entirety by reference to Exhibit 2.1 and Exhibit 10.21, respectively, included in Part IV, Item 15, “Exhibits and Financial Statement Schedules”, of this Annual Report on Form 10-K.

In connection with the Mergers, the Company expects to incur significant expenses, such as transaction, professional services, and other costs. An estimate of these expenses cannot be made at this time.

Employee Stock Purchase Plan

In connection with the execution of the Merger Agreement, the Company’s board of directors approved a resolution to effectively cancel all future purchase and offering periods under the ESPP beyond the current purchase period. As a result of the cancellation, the Company expects to accelerate all unrecognized equity-based compensation related to the ESPP in the first quarter of 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our chief executive officer and interim chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our chief executive officer and interim chief financial officer have concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the board of directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, the following officer adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:

On December 5, 2025, William Koefoed, our then chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,226,117 shares of our Class A common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet fully determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

During the three months ended December 31, 2025, no other then serving directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the relevant sections in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, or the 2026 Proxy Statement, or will be provided in an amendment filed on Form 10-K/A within 120 days of the end of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the relevant sections in our 2026 Proxy Statement or will be provided in an amendment filed on Form 10-K/A within 120 days of the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the relevant sections in our 2026 Proxy Statement or will be provided in an amendment filed on Form 10-K/A within 120 days of the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the relevant sections in our 2026 Proxy Statement or will be provided in an amendment filed on Form 10-K/A within 120 days of the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Ernst & Young LLP, Detroit, MI, Auditor Firm ID: 42.

The information required by this item is incorporated herein by reference to the relevant sections in our 2026 Proxy Statement or will be provided in an amendment filed on Form 10-K/A within 120 days of the end of the fiscal year ended December 31, 2025.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, any Form 10-K/A in lieu of our 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 is not deemed “filed” as part of this Annual Report on Form 10-K.

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
Exhibits

See exhibits listed under Part (b) below:

(b) Exhibits.

The exhibits listed below are filed or furnished as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File Number	Filing Date	Number
2.1	Agreement and Plan of Merger, dated January 6, 2026, among Onward AcquireCo, Inc., Onward Merger Sub 2, LLC, Onward Merger Sub, Inc., OneStream, Inc. and OneStream Software LLC.*	8-K	001-42187	1/6/26	2.1
3.1	Amended and Restated Certificate of Incorporation of OneStream, Inc.	8-K	001-42187	7/26/24	3.1
3.2	Amended and Restated Bylaws of OneStream, Inc.	8-K	001-42187	7/26/24	3.2
4.1	Form of Class A Common Stock Certificate	S-1	333-280573	6/28/24	4.1
4.2	Description of Securities	10-K	001-42187	2/27/25	4.2
10.1	Sixth Amended and Restated Operating Agreement of OneStream Software LLC, dated as of July 23, 2024, by and among OneStream Software LLC, OneStream, Inc. and each of the other Members (as defined therein)	8-K	001-42187	7/26/24	10.1
10.2	Tax Receivable Agreement, dated as of July 23, 2024, by and among OneStream, Inc., OneStream Software LLC and each of the Members (as defined therein)	8-K	001-42187	7/26/24	10.2
10.3	Registration Rights Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and each of the Holders (as defined therein)	8-K	001-42187	7/26/24	10.3
10.4	Stockholders’ Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and KKR Dream Holdings LLC	8-K	001-42187	7/26/24	10.4
10.5	Form of Director and Executive Officer Indemnification Agreement	8-K	001-42187	7/26/24	10.5
10.6#	2019 Common Unit Option Plan and related form agreements	S-1	333-280573	6/28/24	10.5
10.7#	2024 Equity Incentive Plan and related form agreements	S-1/A	333-280573	7/15/24	10.6
10.8#	Amended and Restated 2024 Employee Stock Purchase Plan and related form agreements	10-K	001-42187	2/27/25	10.8
10.9#	Employee Incentive Compensation Plan	S-1	333-280573	6/28/24	10.8
10.10#	Outside Director Compensation Policy	S-1/A	333-280573	7/15/24	10.9
10.11#	Confirmatory Employment Letter by and between the registrant and Thomas Shea	S-1	333-280573	6/28/24	10.10
10.12#	Confirmatory Employment Letter by and between the registrant and Craig Colby	S-1	333-280573	6/28/24	10.11

10.13#	Confirmatory Employment Letter by and between the registrant and William Koefoed	S-1	333-280573	6/28/24	10.12
10.14#	Executive Change in Control and Severance Policy					X
10.15	Amended and Restated Credit Agreement, dated as of October 27, 2023, by and among OneStream Software LLC, JPMorgan Chase Bank, N.A. and the other parties named therein	S-1	333-280573	6/28/24	10.14
10.16#	Offer Letter, dated December 1, 2025, by and between OneStream, Inc. and John Kinzer					X
10.17#	Transition Agreement and Release, dated December 31, 2025, by and between OneStream, Inc., OneStream Software LLC and William Koefoed					X
10.18#	Confirmatory Employment Letter by and between the registrant and Kenneth Hohenstein					X
10.19#	Confirmatory Employment Letter by and between the registrant and Scott Leshinski					X
10.20	Support Agreement, dated January 6, 2026, among Onward AcquireCo, Inc., OneStream, Inc. and certain stockholders of OneStream, Inc.*	8-K	001-42187	1/6/26	10.1
10.21	Amendment No. 1 to the Tax Receivable Agreement, dated January 6, 2026, among OneStream, Inc., OneStream Software LLC and the other parties thereto.*	8-K	001-42187	1/6/26	10.2
19.1	Insider Trading Policy	10-K	001-42187	2/27/25	19.1
21.1	List of Subsidiaries of OneStream, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy	10-K	001-42187	2/27/25	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

# Indicates management contract or compensatory plan.

*Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. OneStream, Inc. will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. OneStream, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

†The certifications attached as Exhibit 32.1 and 32.2 that accompany this report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of OneStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONESTREAM, INC.

Date: February 26, 2026	By:	/s/ Thomas Shea
Thomas Shea
Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2026	By:	/s/ John Kinzer
John Kinzer
Interim Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2026	By:	/s/ Pamela McIntyre
Pamela McIntyre
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Shea and John Kinzer, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Shea	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Thomas Shea

/s/ John Kinzer	Director and Interim Chief Financial Officer (Principal Financial Officer)	February 26, 2026
John Kinzer

/s/ Pamela McIntyre	Chief Accounting Officer	February 26, 2026
Pamela McIntyre	(Principal Accounting Officer)

/s/ Bradley Brown	Director	February 26, 2026
Bradley Brown

/s/ Michael Burkland	Director	February 26, 2026
Michael Burkland

/s/ Jonathan Mariner	Director	February 26, 2026
Jonathan Mariner

/s/ David H. Petraeus	Director	February 26, 2026
General (Ret.) David H. Petraeus

/s/ Baskar Sridharan	Director	February 26, 2026
Baskar Sridharan

/s/ David Welsh	Director	February 26, 2026
David Welsh

/s/ Kara Wilson	Director	February 26, 2026
Kara Wilson