Form 10-K/A
period 2025-12-31
OneStream, Inc.
filed 2026-03-31
CIK 1889956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 24, 2026, the Registrant had 101,525,463 shares of Class A common stock, par value $0.0001 per share, 55,694,730 shares of Class C common stock, par value $0.0001 per share, and 90,341,058 shares of Class D common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or this Amendment, amends OneStream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission, or the SEC, on February 26, 2026, or the Original Filing.

As previously announced, on January 6, 2026, we and our subsidiary OneStream Software LLC entered into an Agreement and Plan of Merger, or the Merger Agreement, with Onward AcquireCo, Inc., or Parent, Onward Merger Sub 2, LLC, or Merger Sub I, and Onward Merger Sub, Inc., or Merger Sub II. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub I will merge with and into OneStream Software LLC, which we refer to as the LLC Merger, with OneStream Software LLC surviving the LLC Merger and becoming a subsidiary of Parent and (ii) Merger Sub II will merge with and into OneStream, Inc., which we refer to as the Company Merger, with OneStream, Inc. surviving the Company Merger and becoming a subsidiary of Parent, or collectively, the Mergers. Parent, Merger Sub I and Merger Sub II are affiliates of Hg.

We are amending and refiling Part III of the Original Filing to include information required by Items 10, 11, 12, 13 and 14 because we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days after December 31, 2025, the end of the year covered by our Annual Report on Form 10-K and prior to the anticipated completion of the Mergers. Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV, Item 15 to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and the amendment to our Annual Report on Form 10-K and inclusion of updated outstanding share information. Except as described above, no other changes have been made to the Original Filing.

Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, Part IV, Item 15 and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

i

ii

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
•
“ESPP” refers to the Amended and Restated 2024 Employee Stock Purchase Plan.
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
•
“Merger Agreement” refers to the Agreement and Plan of Merger, dated January 6, 2026 (as it may be amended from time to time), between Parent, Merger Sub I and Merger Sub II (each as defined above), OneStream, Inc. and OneStream Software LLC. “Parent,” “Merger Sub I” and “Merger Sub II” (together with Merger Sub I, the “Merger Subs”) are each affiliates of Hg, a leading investor in software, services and data businesses.
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
•
“2019 Plan” refers to the OneStream Software LLC 2019 Common Unit Option Plan. In connection with the Reorganization Transactions, the 2019 Plan was assumed by OneStream, Inc. and terminated with respect to the grant of new options. In addition, all outstanding common unit options thereunder were converted into options to purchase Class A common stock on a one-for-one basis.
•
“2024 Plan” refers to OneStream, Inc.’s 2024 Equity Incentive Plan.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Composition of our Board of Directors

Our board of directors consists of nine members, seven of whom are independent under the listing standards of the Nasdaq Stock Market LLC, or Nasdaq. Our board of directors is divided into three classes with staggered three-year terms. Thus, at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.

The following table sets forth the names, ages and certain other information for each of our directors as of the date of this Amendment:

Name	Class	Age	Position(s)	Current Term Expires
Thomas Shea	I	56	Chairman and Chief Executive Officer	2028
Bradley Brown	I	40	Director	2028
Baskar Sridharan(4)	I	51	Director	2028
Michael Burkland(1)	II	63	Director	2026
John Kinzer	II	57	Director and Interim Chief Financial Officer	2026
Kara Wilson(3)(4)	II	56	Director	2026
Jonathan Mariner(2)	III	71	Director	2027
David Welsh(3)	III	58	Director	2027
General (Ret.) David H. Petraeus	III	73	Director	2027

(1)
Chair of the compensation, nominating and governance committee.
(2)
Chair of the audit committee.
(3)
Member of the compensation, nominating and governance committee.
(4)
Member of the audit committee.

For purposes of the biographical information regarding our directors and executive officers included in this Amendment, the terms “our” and “OneStream” refer to (1) OneStream, Inc. (and its board of directors) after the completion of the Reorganization Transactions and (2) OneStream Software LLC (and its board of managers) prior the completion of the Reorganization Transactions.

Our Board of Directors

Thomas Shea is our co-founder and has served as our chief executive officer and a member of our board of directors since our inception in 2012, and also served as our president from May 2025 to January 2026. Prior to co-founding OneStream, Mr. Shea was a co-founder of UpStream Software where he invented and architected UpStream TB and later UpStream WebLink. Mr. Shea served as the chief executive officer and president of UpStream until it was acquired by Hyperion in 2006. Prior to co-founding UpStream, Mr. Shea held a senior position at Meritor, Inc. Mr. Shea received his B.S. and M.B.A. degrees from Oakland University. We believe Mr. Shea’s perspective, experience and institutional knowledge as our co-founder and chief executive officer qualify him to serve as director.

Bradley Brown has served as a member of our board of directors since February 2020. Mr. Brown is a managing director at Kohlberg Kravis Roberts & Co. L.P. and a member of its Software Investment team, a position he has held since February 2018. Prior to joining Kohlberg Kravis Roberts & Co. L.P., Mr. Brown was a partner at Pennant Capital Management, where he worked on public market investments across sectors from September 2014 to January 2018. Prior to Pennant, he worked at Hellman & Friedman in San Francisco and Goldman Sachs in New York. Mr. Brown received a B.S. degree from MIT and an M.B.A. degree from Harvard Business School. We believe Mr. Brown’s experience in the areas of corporate strategy, finance, business transactions and software investments qualify him to serve on our board of directors.

Baskar Sridharan has served as a member of our board of directors since October 2025. Dr. Sridharan has spent more than two decades at the forefront of cloud and AI innovation, joining Trase Systems as President in October 2025. From May 2024 to September 2025, he served as vice president of AI/ML services and infrastructure at Amazon, overseeing platforms including Amazon Bedrock, Amazon SageMaker, Amazon EMR, Amazon Athena, and AWS Glue. From October 2018 to May 2024, he was vice president of engineering, Google Cloud Product, where he helped advance Google’s cloud infrastructure. He also spent 16 years at Microsoft, playing a pivotal role in the development of Azure Data Lake and Cosmos, foundational technologies in cloud storage and data management. Dr. Sridharan holds a Ph.D. and M.S. in Computer Science from Purdue University. He also holds a M.S. in Chemistry and a B.S. in Computer Science from the Birla Institute of Technology and Science, Pilani in India. We believe Dr. Sridharan’s experience in building and scaling data, AI, and cloud infrastructure products and technical expertise qualify him to serve on our board of directors.

Michael Burkland has served as a member of our board of directors since May 2019. Mr. Burkland served as the chief executive officer of Five9, Inc., a publicly traded company, from January 2008 to December 2017 and from November 2022 to February 2026. He also served as Five9, Inc.’s president from January 2012 to December 2017. Mr. Burkland has been a member of Five9, Inc.’s board of directors since January 2008 and has served either as chairman or executive chairman since February 2014. Mr. Burkland served on the board of directors of Vocera Communications, a publicly traded company and a provider of communication and workflow optimization solutions, from April 2016 until its acquisition by Stryker in February 2022. From 2002 to 2007, Mr. Burkland worked with the Interim CEO Network, serving as an interim chief executive officer for venture-backed technology companies, as well as heading up the firm’s strategic advisory practice. From 2000 to 2001, Mr. Burkland served as chief executive officer of Omniva Policy Systems Inc., a pioneer in enterprise policy management and e-mail security, where he built and implemented the company’s initial go to market strategy for the enterprise market. From 1994 to 1998, Mr. Burkland served as chief executive officer of Eventus Software, Inc., a leading developer of web content management software which was acquired by Segue Software, Inc. in 1998. Earlier in his career, he held various positions at Oracle, Patrol Software and BMC. Mr. Burkland received B.A. and M.B.A. degrees from the University of California, Berkeley. We believe Mr. Burkland’s experience leading and providing strategic oversight for public and private technology companies qualify him to serve on our board of directors.

John Kinzer has served as a member of our board of directors since June 2019 and as our interim chief financial officer since January 2026. From December 2025 to January 2026, he acted as our strategic advisor. Since February 2023, Mr. Kinzer has acted as a senior advisor to Kohlberg Kravis Roberts & Co. L.P. Mr. Kinzer previously served as an operating partner and then as a senior advisor at Stripes focusing on SaaS, from 2019 to 2025. Prior to Stripes, Mr. Kinzer was the chief financial officer of HubSpot Inc. from 2013 to 2019. Prior to joining HubSpot, he served as the chief financial officer of BackOffice Associates. From 2001 to 2012, Mr. Kinzer worked for Blackboard, serving as chief financial officer from 2010 to 2012. He has also worked at MCI and Arthur Andersen. Mr. Kinzer has served on the board of directors of a number of privately held companies. Mr. Kinzer received a B.S. degree in Accounting from Virginia Tech. We believe Mr. Kinzer’s significant operational experience as an executive and his financial expertise qualify him to serve on our board of directors.

Kara Wilson has served as a member of our board of directors since July 2020. Ms. Wilson has served as a senior advisor to Kohlberg Kravis Roberts & Co. L.P. since October 2019. She was formerly chief marketing officer at Rubrik, Inc., a cloud data management company, a role she held from June 2017 until May 2019. Prior to Rubrik, Ms. Wilson served as executive vice president of FireEye, a cybersecurity company, from October 2016 to June 2017, and as its chief marketing officer from August 2013 to June 2017. She has over 20 years of experience in driving go-to-market strategies for large, medium and later stage start-ups and has held marketing leadership roles with some of the technology industry’s most recognized companies, including Cisco Systems, SAP, SuccessFactors, PeopleSoft/Oracle and Okta. Since July 2017, she has served on the board of directors of Paychex, a publicly-traded payroll and HR solutions platform company. Ms. Wilson also serves on a number of private software solution company boards, including Alludo, OutSystems and ReliaQuest. In addition, she previously served on the board of directors of KnowBe4, a security awareness computer-based training firm, which was publicly traded until it was acquired in February 2023. Ms. Wilson received her B.A. degree from the University of California, Berkeley. We believe Ms. Wilson’s extensive experience in driving go-to-market strategies for enterprise technology companies qualifies her to serve on our board of directors.

Jonathan Mariner has served as a member of our board of directors since July 2020. In July 2025, Mr. Mariner joined the private equity firm, Harbinger Sports Partners as a general partner; and also serves as a senior advisor in the Sports Advisory practice for Andalusian Private Capital. Mr. Mariner is the founder and president of TaxDay, LLC, a private software firm. From December 2020 to September 2022, he served as chief administrative officer and chief people officer for Enjoy Technology, Inc., an operator of mobile retail stores, which was publicly traded until its acquisition by Asurion in 2022, and was a member of its board of directors. He also previously served as the chief financial officer and chief investment officer of Major League Baseball from 2002 to 2016, as interim head of Regional Sports Networks for The Walt Disney Company in 2019 prior to their sale to Sinclair Broadcasting, and as a senior advisor to Overtime Sports, a digital sports platform, from 2019 to 2021. He has served as a member of the board of directors of Rocket Companies, Inc. since November 2020 and Five9, Inc. since July 2023, and he previously served on the board of directors of Tyson Foods, Inc. from May 2019 to February 2025, all of which are publicly traded companies. Mr. Mariner received a B.A. degree from the University of Virginia and an M.B.A. degree from Harvard Business School. He was previously a certified public accountant. We believe Mr. Mariner’s significant operational and financial experience, and his experience serving on the boards of directors of other public companies, qualify him to serve on our board of directors.

David Welsh has served as a member of our board of directors since March 2019 and served as our chairman from March 2019 to July 2024. Since July 2024, Mr. Welsh has served as our lead independent director. Mr. Welsh is a partner and is head of tech growth equity within Kohlberg Kravis Roberts & Co. L.P.’s private equity platform, where he serves on the tech growth equity investment committee. Prior to joining Kohlberg Kravis Roberts & Co. L.P. in September 2016, Mr. Welsh was a partner with Adams Street Partners, a venture capital firm, from April 2008 to September 2016. From March 2007 to April 2008, Mr. Welsh served as executive vice president of corporate strategy and business development of McAfee, Inc. From June 2000 to March 2007, Mr. Welsh served as a general partner of Partech International, LLC, a venture capital firm. He served as a member of the board of directors of Five9, Inc., a publicly traded company, from January 2011 to October 2025, and as a member of the board of directors of ForgeRock, Inc., a publicly traded company until its acquisition by Thoma Bravo, from August 2017 to April 2023. Mr. Welsh received a B.A. degree from the University of California, Los Angeles and a J.D. degree from the University of California, Berkeley, School of Law. We believe Mr. Welsh’s experience as a venture capitalist, his corporate strategy and business development expertise and service on the boards of directors of numerous other companies qualify him to serve on our board of directors.

General (Ret.) David H. Petraeus has served as a member of our board of directors since March 2019. Gen. Petraeus has been a partner at Kohlberg Kravis Roberts & Co. L.P. since December 2014 and since June 2013 he has served as chairman of the KKR Global Institute, which supports Kohlberg Kravis Roberts & Co. L.P.’s investment committees, portfolio companies and limited partners with analysis of geopolitical and macro-economic trends, as well as environmental, social and governance issues. Prior to joining Kohlberg Kravis Roberts & Co. L.P., Gen. Petraeus served for over 37 years in the U.S. military. Following his service in the military, Gen. Petraeus served as the director of the Central Intelligence Agency. Since leaving government, he has also served as a visiting professor at CUNY’s Macaulay Honors College, a Judge Widney Professor at the University of Southern California and a senior fellow at Harvard University, and is currently serving as a Kissinger Fellow at Yale University. Gen. Petraeus graduated with distinction from the U.S. Military Academy and received a Ph.D. from Princeton University’s Woodrow Wilson School of Public and International Affairs. We believe Gen. Petraeus’ extensive leadership experience and strategic abilities qualify him to serve on our board of directors.

Controlled Company

KKR controls a majority of the voting power represented by our capital stock. Under the corporate governance rules of the Nasdaq Stock Market, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. Although we do not currently rely on the exemptions from these corporate governance requirements, if we choose to rely on such exemptions in the future, you would not have the same protections afforded to stockholders of companies that are subject to these corporate governance requirements. If we cease to be a “controlled company” and our Class A common stock continues to be listed on the Nasdaq Global Select Market, we will be required to comply with these corporate governance requirements within the applicable transition periods.

Stockholders’ Agreement

In connection with the completion of our IPO, we entered into a stockholders’ agreement, or the Stockholders’ Agreement, with KKR Dream Holdings LLC. The Stockholders’ Agreement provides that so long as KKR and its affiliates beneficially own (1) at least 40% of our outstanding common stock, KKR will have the right to nominate a majority of our board of directors, and (2) at least 10% but less than 40% of our outstanding common stock, KKR will have the right to nominate a percentage of the authorized number of directors equal to KKR’s ownership of our outstanding common stock (rounded up to the nearest whole director). Messrs. Brown, Burkland and Welsh, Gen. Petraeus and Ms. Wilson currently serve as the KKR-nominated directors pursuant to the Stockholders’ Agreement. As of March 24, 2026, KKR beneficially owned approximately 38.2% of our outstanding common stock; however, the five of nine members of our board of directors nominated by KKR pursuant to the Stockholders’ Agreement are expected to continue to serve on our board of directors until the closing of the Mergers. Under the Stockholders’ Agreement, in the event that a vacancy is created at any time by the death, disability, removal or resignation of any director nominated by KKR, the remaining directors shall cause the vacancy created thereby to be filled by a new director nominated by KKR.

Further, under the Stockholders’ Agreement, at least one KKR nominee is entitled to serve on each committee of our board of directors so long as KKR has the right to nominate at least one director to our board of directors, provided that any such KKR nominee shall at all times remain eligible to serve on the applicable committee under applicable law and the listing standards of the stock exchange on which the Class A common stock is then listed, including any applicable general and heightened independence requirements, and provided further that any special committee established to evaluate any transaction in which KKR or any of its affiliates has an interest which is in conflict with the interests of OneStream, as reasonably determined by a number of directors equal to at least one-third of the whole board of directors, shall not include any director nominated by KKR.

In addition, the Stockholders’ Agreement provides that so long as KKR owns at least 25% of our outstanding common stock, (1) KKR will have the right to appoint and remove the chairperson of our board of directors and the lead independent director, if any, and (2) KKR’s consent will be required (a) for us to enter into any transaction or agreement that results in a change in control, and (b) for the termination, hiring or appointment of our chief executive officer. As previously disclosed, KKR has approved and consented to the Merger Agreement and the Mergers.

The Stockholders’ Agreement also provides that for so long as KKR owns at least 5% of our outstanding common stock, we shall, upon reasonable request, provide quarterly financial information to KKR in a level of detail consistent with financial reports provided to KKR prior to our IPO, provided that we may satisfy such requests in whole or in part by reference to our filings with the SEC that are publicly available on EDGAR.

The Stockholders’ Agreement will terminate at such time as KKR and its permitted transferees collectively cease to own at least 5% of our outstanding common stock, unless terminated earlier by KKR, including in connection with the completion of the Mergers.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

None of our executive officers or directors have been involved in any legal proceedings in the past ten years that are required to be disclosed under Item 401(f) of Regulation S-K.

Committees of Our Board of Directors

Our board of directors has established an audit committee and a compensation, nominating and governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members serve on these committees until the earlier of their resignation or removal by our board of directors in its discretion.

Under the Stockholders’ Agreement, at least one KKR nominee is entitled to serve on each committee of our board of directors so long as KKR has the right to nominate at least one director to our board of directors, provided that any such KKR nominee shall at all times remain eligible to serve on the applicable committee under applicable law and the listing standards of the stock exchange on which the Class A common stock is then listed, including any applicable general and heightened independence requirements, and provided further that any special committee established to evaluate any transaction in which KKR or any of its affiliates has an interest which is in conflict with the interests of OneStream, Inc. shall not include any director nominated by KKR.

Audit Committee

The members of our audit committee from the beginning of 2025 through the date of this Amendment include Messrs. Mariner, Sridharan (beginning December 2, 2025) and Kinzer (chairperson and member until December 2, 2025) and Ms. Wilson, with Mr. Mariner serving as chairperson. Each of the members of the audit committee meet the requirements for independence under the applicable rules and regulations of the SEC and the corporate governance rules of Nasdaq (as it relates to the period of their service). Each member of our audit committee also meets the financial literacy requirements under the corporate governance rules of the Nasdaq Stock Market. In addition, our board of directors has determined that Mr. Mariner is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. Our audit committee has the responsibility to, among other things:

•
select, retain, compensate, evaluate, oversee and, where appropriate, terminate our independent registered public accounting firm;
•
review and approve the scope and plans for the audits and the audit fees and approve all non-audit and tax services to be performed by the independent registered public accounting firm;
•
evaluate the independence and qualifications of our independent registered public accounting firm;
•
review our financial statements, and discuss with management and our independent registered public accounting firm the results of the annual audit and the quarterly reviews;
•
review and discuss with management and our independent registered public accounting firm the quality and adequacy of our internal controls and our disclosure controls and procedures;
•
discuss with management our procedures regarding the presentation of our financial information, and review earnings press releases and guidance;
•
oversee the design, implementation and performance of our internal audit function, if and when established;
•
set hiring policies with regard to the hiring of employees and former employees of our independent registered public accounting firm and oversee compliance with such policies;

•
review and monitor compliance with our code of business conduct and ethics, and review conflicts of interest of our board members and officers;
•
review, approve and monitor related party transactions;
•
adopt and oversee procedures to address complaints regarding accounting, internal accounting controls and auditing matters, including confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;
•
review and discuss with management and our independent registered public accounting firm the adequacy and effectiveness of our legal, regulatory and ethical compliance programs; and
•
review and discuss with management and our independent registered public accounting firm our guidelines and policies to identify, monitor and address enterprise risks, including those relating to cybersecurity.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the corporate governance rules of the Nasdaq Stock Market. During 2025, our audit committee held seven meetings. A copy of the charter of our audit committee is available on our website at https://investor.onestream.com/governance/documents-charters.

Compensation, Nominating and Governance Committee

The members of our compensation, nominating and governance committee from the beginning of 2025 through the date of this Amendment include Messrs. Burkland, Welsh, and Kinzer (until December 2, 2025) and Ms. Wilson (beginning December 2, 2025), with Mr. Burkland serving as chairperson. Each of the members of our compensation, nominating and governance committee meet the requirements for independence under the applicable rules and regulations of the SEC and the corporate governance rules of Nasdaq (as it relates to the period of their service). Our compensation, nominating and governance committee has the responsibility to, among other things:

•
review and approve, or recommend to our board of directors other than our chief executive officer for approval, the compensation for our executive officers, including our chief executive officer;
•
review, approve and administer our employee benefit and equity incentive plans;
•
establish and review the compensation plans and programs of our employees, and ensure that they are consistent with our general compensation strategy;
•
approve the creation or revision of any clawback policy;
•
review and determine non-employee director compensation;
•
review, assess and make recommendations to our board of directors regarding desired qualifications, expertise and characteristics sought of board members;
•
identify, evaluate, select or make recommendations to our board of directors regarding nominees for election to our board of directors, subject to KKR’s right to nominate a certain number of directors for election to our board of directors pursuant to the Stockholders’ Agreement;
•
develop policies and procedures for considering stockholder nominees for election to our board of directors;
•
review our succession planning process for our chief executive officer and any other members of our executive management team;
•
review and make recommendations to our board of directors regarding the composition, organization and governance of our board of directors and its committees;
•
review and make recommendations to our board of directors regarding our corporate governance guidelines and corporate governance framework;
•
oversee director orientation for new directors and continuing education for our directors;

•
oversee the evaluation of the performance of our board of directors and its committees; and
•
administer policies and procedures for communications with the non-management members of our board of directors.

Our compensation, nominating and governance committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the corporate governance rules of the Nasdaq Stock Market. During 2025, our compensation, nominating and governance committee held four meetings. A copy of the charter of our compensation, nominating and governance committee is available on our website at https://investor.onestream.com/governance/documents-charters.

Insider Trading Policy

Our board of directors has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities by directors, officers, employees and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing requirements. A copy of our insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Policy Prohibiting Hedging or Pledging of Securities

Under our insider trading policy, our employees, including our executive officers, and the members of our board of directors are prohibited from, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options, restricted stock units and other compensatory awards issued to such individuals by us), (3) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted to them by us as part of their compensation or held, directly or indirectly, by them, (4) pledging any of our securities as collateral for any loans or as part of any other pledging transaction and (5) holding our common stock in a margin account.

Corporate Governance Guidelines and Code of Conduct

Our board of directors has adopted corporate governance guidelines. These guidelines address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our board of directors, and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as contractors, consultants and agents of the Company. The full text of our corporate governance guidelines and our code of business conduct and ethics is posted on the investor relations page on our website at https://investor.onestream.com/. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on the same website or in filings under the Exchange Act.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and certain other information about our executive officers as of the date of this Amendment.

Name	Age	Position(s)
Thomas Shea(1)	56	Chief Executive Officer and Chairman
Scott Leshinski(2)	49	President
John Kinzer(3)	57	Interim Chief Financial Officer
Ken Hohenstein(4)	56	Chief Revenue Officer

(1)
On April 3, 2025, the board of directors approved Craig Colby’s transition from president to chief success officer, effective May 1, 2025. In connection with such transition, Mr. Shea assumed the role of president, which he held until January 1, 2026.
(2)
On November 30, 2025, the board of directors approved the appointment of Scott Leshinski as president, effective January 1, 2026.
(3)
On November 25, 2025, William Koefoed notified the board of directors of his resignation from the role of chief financial officer, effective December 31, 2025. On November 30, 2025, the board of directors approved Mr. Kinzer’s appointment as interim chief financial officer, effective January 1, 2026.
(4)
On April 3, 2025, the board of directors approved Mr. Hohenstein’s appointment as an executive officer, effective May 1, 2025.

Thomas Shea. For Mr. Shea’s biography, please see the section titled “Our Board of Directors.”

Scott Leshinski has served as our president since January 2026. Prior to his current role as president, he served as our executive vice president, artificial intelligence & operational analytics, from May 2024 to January 2026. In this role, he led the global go-to-market, pre-sales, software engineering, consulting, enablement, and operational functions for our SensibleAI solution portfolio. From June 2021 until May 2024, Mr. Leshinski served as our senior vice president, commercial expansion, where he oversaw global growth initiatives and the commercialization of new product innovations. Before joining the Company, Mr. Leshinski spent 16 years in the technology and enterprise software sector. His prior roles include, from 2013 to 2021, managing director at Huron Consulting-where he led one of the industry’s largest enterprise performance management consultancies-and, from 2005 to 2013, founder and managing director of Blue Stone International. Additionally, earlier in his career, Mr. Leshinski spent six years in corporate finance and investment banking. Mr. Leshinski received a B.A. degree in Finance from Michigan State University.

John Kinzer. For Mr. Kinzer’s biography, please see the section titled “Our Board of Directors.”

Ken Hohenstein has served as our chief revenue officer since January 2022, in which he oversees our global go-to-market efforts, including sales, pre-sales, value and transformation, global revenue operations and alliances. Prior to his current role as chief revenue officer, Mr. Hohenstein served as our senior vice president, Americas Sales, from August 2016 until December 2021. Prior to joining OneStream, Mr. Hohenstein was a managing director at Huron Consulting leading the largest Oracle EPM consultancy team in the market, and, prior to that, he held senior leadership roles at Oracle and Hyperion. Mr. Hohenstein received his B.B.A. degree from the University of Massachusetts, Isenberg School of Management.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information regarding our executive compensation programs. It also provides an overview of our executive compensation philosophy, together with our compensation policies and practices. This section describes the material elements of our executive compensation programs during the fiscal year ended December 31, 2025, including the factors our compensation, nominating and governance committee and our board of directors considered in determining compensation for our named executive officers.

Our named executive officers for 2025 were:

•
Thomas Shea, our chief executive officer and president (with respect to the latter, as of May 1, 2025);
•
Craig Colby, our president (until May 1, 2025);
•
William Koefoed, our chief financial officer (until December 31, 2025); and
•
Kenneth Hohenstein, our chief revenue officer (as of May 1, 2025).

On April 3, 2025, the board of directors approved Mr. Colby’s transition from president to the role of chief success officer, effective May 1, 2025. In connection with the effectiveness of such transition, Mr. Shea assumed the role of president. Mr. Shea did not receive any additional compensation upon assuming the role of president.

On November 25, 2025, Mr. Koefoed notified the board of directors that he was resigning as our chief financial officer, effective December 31, 2025. On November 30, 2025, the board of directors, in turn, approved certain changes to our executive management team as follows:

•
Effective January 1, 2026, John Kinzer, a member of our board of directors, commenced service as our interim chief financial officer and principal financial officer;
•
Effective January 1, 2026, Mr. Koefoed, pursuant to the terms of a transition agreement and release, commenced service to the Company in an advisory capacity, such service to continue through April 1, 2026; and
•
Effective January 1, 2026, Scott Leshinski, our executive vice president, artificial intelligence & operational analytics, commenced service as our president.

Executive Compensation Policies and Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. Our compensation, nominating and governance committee reviews our executive compensation programs on an annual basis to ensure consistency with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent.

Executive Compensation Philosophy and Objectives

Our executive compensation programs are intended to be competitive, reward achievement of business objectives, and align our named executive officers’ interests with the interests of our shareholders. Consistent with this philosophy, we have designed our executive compensation programs to achieve the following primary objectives:

•
attract, retain, motivate, and reward a highly talented team of executives;
•
provide compensation to our executives that is fair and competitive and that rewards high levels of performance and the achievement of our business objectives;

•
establish a direct link between our financial and operational results and strategic objectives and the compensation of our executives; and
•
more closely align the interests and objectives of our executives with those of our shareholders by linking their long-term equity incentive compensation opportunities to long-term shareholder value creation and their cash incentives to our annual performance.

As described below, our compensation, nominating and governance committee considers a variety of factors in determining, or recommending to our board of directors for approval, the appropriate yearly mix among such compensatory elements, including our compensation philosophy and the value of outstanding equity awards granted in prior years.

Pay-for-Performance

We emphasize variable compensation that appropriately rewards our executive officers through two separate compensation elements:

•
our annual cash bonus plan, which provides cash payments if our executive officers produce short-term financial, operational, and/or strategic results that meet or exceed the pre-established objectives; and
•
equity-based awards, which represent a majority of our executive officers’ annual compensation opportunities, the value of which depends entirely on the value of our common stock, incentivizing our executive officers to build sustainable long-term value for the benefit of our shareholders.

These pay elements are intended to result in a substantial portion of our executive officers’ annual target total direct compensation opportunities being contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability above or below target levels commensurate with our actual performance.

We believe that this design provides balanced incentives for our executive officers to drive financial performance and long-term growth. Our compensation, nominating and governance committee regularly evaluates the relationship between the reported values of the equity awards granted to our executive officers and the amount of realizable and realized value from such awards in subsequent years.

Processes and Procedures for Compensation Decisions

Role of Compensation, Nominating and Governance Committee

Since our IPO and the establishment of our compensation, nominating and governance committee, our compensation, nominating and governance committee generally is responsible for making compensation decisions relating to the compensation of our executive officers, but may, in its discretion, choose to make compensation recommendations to the full board of directors. The compensation, nominating and governance committee makes compensation decisions with input from our chief executive officer (except with respect to his own compensation) and Compensia, a third-party compensation consultant engaged by the compensation, nominating and governance committee. With respect to any decisions relating to the compensation of our chief executive officer, the compensation, nominating and governance committee makes recommendations to the full board of directors, and the full board of directors (excluding Mr. Shea) makes the final decision. The board of directors also makes decisions with respect to executive officer equity awards.

Our compensation, nominating and governance committee believes our chief executive officer has valuable insight into the day-to-day contributions of our executive officers and solicits the advice and input from our chief executive officer with respect to performance objectives under our annual bonus plan and target compensation levels for our other executive officers, including our other named executive officers. Since our IPO, at the request of our compensation, nominating and governance committee, Compensia provides the committee with relevant market data, including the selection of a peer group, and alternatives to consider when making compensation decisions regarding our executive officers and considering the recommendations of our chief executive officer regarding the compensation of other executive officers. Although the compensation, nominating and governance committee considers Compensia’s advice and recommendations about our executive compensation program, our compensation, nominating and governance committee ultimately makes its own decisions about executive compensation matters.

Our compensation, nominating and governance committee’s authority, duties, and responsibilities are further described in its charter, which is reviewed, revised, and updated as warranted. The charter is available on our website at investor.onestream.com.

Role of Compensation Consultant

For the fiscal year ended December 31, 2025, our compensation, nominating and governance committee retained Compensia to serve as its compensation consultant to advise on executive compensation matters, including competitive market pay practices for our executive officers, and with the data analysis and selection of the compensation peer group.

During the fiscal year ended December 31, 2025, Compensia attended compensation, nominating and governance committee meetings (both with and without management present) and provided various services, including the following:

•
the review, analysis, and updating of our compensation peer group;
•
the review and analysis of the base salary levels, annual cash bonus opportunities, and long-term incentive compensation opportunities of our named executive officers against competitive market data based on the companies in our compensation peer group and selected compensation surveys;
•
an assessment of compensation trends within our industry and update on corporate governance and regulatory issues and developments;
•
an analysis of our equity utilization;
•
a compensation risk assessment;
•
consultation with our compensation, nominating and governance committee chair and other members between compensation, nominating and governance committee meetings; and
•
support on other ad hoc matters throughout the year.

Our compensation, nominating and governance committee has evaluated its relationship with Compensia to ensure that it believes that Compensia is independent from management. This review process included a review of the services that Compensia provided, the quality of those services, and the fees associated with the services provided during the year ended December 31, 2025. Based on this review, as well as consideration of the factors affecting independence set forth in Exchange Act Rule 10C-1(b)(4), the Nasdaq listing standards, and such other factors as were deemed relevant under the circumstances, our compensation, nominating and governance committee has determined that no conflict of interest was raised as a result of the work performed by Compensia.

Role of Management

In carrying out its responsibilities, our compensation, nominating and governance committee meets with our management or other employees, including our chief executive officer, as part of the compensation planning and administration process throughout the year. Management assists our compensation, nominating and governance committee by providing information on corporate and individual performance, compensation data, and management’s perspective on compensation matters. Our compensation, nominating and governance committee solicits and reviews our chief executive officer’s proposals with respect to program structures, as well as his recommendations for adjustments to annual cash compensation, long-term incentive compensation opportunities, and other compensation-related matters for our named executive officers (except with respect to his own compensation) based on his evaluation of their performance for the prior year. Our compensation, nominating and governance committee reviews and discusses our chief executive officer’s recommendations for executives other than himself and considers those recommendations as one factor in determining and approving, or recommending to our board of directors for approval, the compensation of our executive officers. Members of management, including our chief executive officer, attend the meeting of our board of directors and our compensation, nominating and governance committee at which management compensation matters are addressed, but leave the meetings as appropriate when matters of executive compensation specific to them are discussed.

Competitive Positioning

Our compensation, nominating and governance committee believes that peer group comparisons are useful guides to evaluate the competitiveness of our executive compensation programs and related policies and practices. The companies in the compensation peer group for the fiscal year ended December 31, 2025 were approved by our compensation, nominating and governance committee, with the advice and input from Compensia, in July 2024. In approving the compensation peer group, our compensation, nominating and governance committee and Compensia considered the following primary criteria:

•
U.S.-headquartered, publicly traded companies;
•
companies within the industry sectors that are the same as, or related or adjacent to, those of ours;
•
similar revenues as our then-trailing four fiscal quarters’ revenue; and
•
similar market capitalization as our then-30-day average market capitalization.

After evaluating the July 2024 peer companies against these criteria, our compensation, nominating and governance committee approved the compensation peer group for use in 2025, consisting of:

• Asana	• DigitalOcean Holdings	• PagerDuty
• BILL Holdings	• Elastic N.V.	• Smartsheet
• BlackLine	• GitLab	• Sprout Social
• Clearwater Analytics	• Intapp	• Tenable Holdings
• Confluent	• JFrog	• Varonis Systems
• Coursera	• Klaviyo	• Workiva

Our compensation, nominating and governance committee used data drawn from the companies in our compensation peer group, as well as data from custom data cuts drawn from Compensia’s proprietary database, to evaluate the competitive market when determining the total direct compensation packages for our named executive officers, including base salary, target annual cash bonus opportunities, and long-term incentive compensation opportunities.

Compensation Setting

Each year, our compensation, nominating and governance committee conducts a review of the compensation arrangements of our executive officers. As part of this review, our compensation, nominating and governance committee evaluates the base salary levels, annual cash bonus opportunities, and long-term incentive compensation opportunities of our executive officers and all related performance criteria.

Our compensation, nominating and governance committee does not establish a specific target for formulating the target total direct compensation opportunities of our executive officers. In making decisions about the compensation of our executive officers, the members of our compensation, nominating and governance committee rely primarily on their general experience and subjective considerations of various factors, including:

•
our executive compensation program objectives;

•
our performance against the financial, operational, and strategic objectives established by our compensation, nominating and governance committee and our board of directors;
•
each individual executive officer’s knowledge, skills, experience, qualifications and tenure relative to other similarly situated executives at the companies in our compensation peer group and/or selected broad-based compensation surveys;
•
the scope of each executive officer’s role and responsibilities compared to other similarly situated executives at the companies in our compensation peer group and/or selected broad-based compensation surveys;
•
the prior performance of each individual executive officer, based on a subjective assessment of his contributions to our overall performance, ability to lead his business unit or function and work as part of a team, all of which reflect our core values;
•
the potential of each individual executive officer to contribute to our long-term financial, operational and strategic objectives;
•
the compensation practices of our compensation peer group and the companies in selected broad-based compensation surveys and the positioning of each named executive officer’s compensation in a ranking of peer company compensation levels based on an analysis of competitive market data; and
•
the recommendations of our chief executive officer with respect to the compensation of our executive officers (except with respect to his own compensation).

These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each named executive officer. No single factor is determinative in setting compensation levels, nor is the impact of any individual factor on the determination of pay levels quantifiable. The members of our compensation, nominating and governance committee consider this information in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each executive officer and business judgment in making their decisions or recommendations to our board of directors.

Our compensation, nominating and governance committee does not engage in formal benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation decisions with respect to our named executive officers. Instead, in making its determinations, our compensation, nominating and governance committee reviews information summarizing the compensation paid at a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment and more broad-based compensation surveys to gain a general understanding of market compensation levels.

Compensation Elements

Generally, our executive compensation programs consist of three principal elements – base salary, annual cash bonus opportunities and long-term incentive compensation in the form of equity awards:

Element	Type of Element	Compensation Element	Objective
Base Salary	Fixed	Cash	Designed to attract and retain executives by providing fixed compensation amounts that are competitive in the market and reward performance
Annual Cash Bonuses	Variable	Cash	Designed to motivate our executives to achieve annual business objectives and provide financial incentives when we meet or exceed these annual objectives
Long-Term Equity Incentive Compensation	Variable	Equity awards in the form of restricted stock unit (“RSU”) awards	Designed to align the interests of our executives and our stockholders by motivating them to create sustainable long-term stockholder value

Base Salary

Base salary represents the fixed portion of the compensation of our named executive officers and is an important element of compensation intended to attract and retain highly talented individuals. We use base salary to provide each named executive officer with a specified level of cash compensation during the year with the expectation that he will perform his responsibilities to the best of his ability and in our best interests.

In October 2024, our compensation, nominating and governance committee reviewed the base salaries of our then current named executive officers, taking into consideration a competitive market analysis prepared by Compensia and the recommendations of our chief executive officer (except with respect to his own base salary), as well as the other factors described above. Following this review, our compensation, nominating and governance committee made recommendations to our board of directors regarding adjustments to the base salaries of each of our then-current named executive officers to bring their base salaries to levels that were comparable to those of similarly-situated executives in the competitive marketplace. In the first quarter of 2025, our compensation, nominating, and governance committee approved the base salaries of our named executive officers.

The annual base salaries of our named executive officers as determined for 2025 were as follows:

Named Executive Officer	2024 Annual Base Salary	2025 Annual Base Salary	Percentage Adjustment
Thomas Shea	$500,000	$544,000	9%
Craig Colby	$425,000	$425,000	—
William Koefoed	$425,000	$460,000	8%
Kenneth Hohenstein	$540,000	$540,000	—

Executive 2025 Bonus Plan and Incentive Plan

In the first quarter of 2025, we adopted a bonus plan for calendar year 2025, which we refer to as the Executive 2025 Bonus Plan. Each of our named executive officers was a participant in the Executive 2025 Bonus Plan. The Executive 2025 Bonus Plan provided for cash incentive compensation based upon the combined achievement of corporate performance goals over calendar year 2025. For 2025, the target bonus for each of Messrs. Shea, Colby, Koefoed and Hohenstein as a percentage of the applicable executive’s annual base salary was 100%, 100% (which amount was reduced to 75% in connection with his transition from an executive officer role in May 2025), 75% and 67%, respectively. In the case of our Chief Revenue Officer, Mr. Hohenstein, 50% of his 2025 target bonus opportunity was under the Executive 2025 Bonus Plan and the remaining 50% of his 2025 target bonus opportunity was under a sales commission plan.

Bonuses under the Executive 2025 Bonus Plan are bifurcated, with 40% of target bonus payments payable with respect to the first six month period of 2025 based on the degree of achievement of the applicable performance goals at the end of such six month period, and 60% of target bonus payments payable with respect to the second six month period of 2025 based on the degree of achievement of the applicable performance goals for the full calendar year 2025.

For 2025, the corporate performance goals were (1) net new annual recurring revenue, or Net New ARR, weighted at 67%, and (2) non-GAAP Operating Margin weighted at 33%.

With respect to the Net New ARR goal, threshold performance was 80% of target and maximum performance was 150% of target. With respect to the non-GAAP Operating Margin, achievement resulted in a payout of 100% and underperformance would result in no payout with respect to that goal.

In July 2025, our compensation, nominating and governance committee reviewed achievement of the corporate performance goals for the first six-month period of calendar year 2025, and approved, with respect to Messrs. Colby, Koefoed, and Hohenstein, and recommended that the board of directors approve, with respect to Mr. Shea on target achievement of the corporate performance goals for the first six month period under the 2025 Executive Bonus Plan. In August 2025, our board of directors reviewed achievement of the corporate performance goals for the first six-month period of calendar year 2025, and approved, with respect to Mr. Shea, on target achievement of the corporate performance goals for the first six month period under the 2025 Executive Bonus Plan. Accordingly, bonus payments under the Executive 2025 Bonus Plan equal to 40% of each named executive officer’s annual target bonus were paid immediately thereafter.

In January 2026, our compensation, nominating and governance committee reviewed achievement of the corporate performance goals for calendar year 2025 and approved achievement of the corporate performance goals at an aggregate of 88% for calendar year 2025 under the 2025 Executive Bonus Plan. In February 2026, our board of directors reviewed achievement of the corporate performance goals for calendar year 2025, and approved, with respect to Mr. Shea, achievement of the corporate performance goals at an aggregate of 88% for calendar year 2025 under the 2025 Executive Bonus Plan. Accordingly, bonus payments under the Executive 2025 Bonus Plan equal to approximately 49% of each named executive officer’s annual target bonus were paid in March 2026.

Under Mr. Hohenstein’s sales commission plan, he was paid a quarterly commission based on attainment of goals for the Company’s global sales. He received total commissions of approximately 91% of the target amount under the commission plan for 2025.

The actual bonus and commission amounts payable to our named executive officers in 2025 are set forth in the “Non-Equity Incentive Plan Compensation” column in the “2025 Summary Compensation Table.”

Long-Term Equity Incentive Compensation

We view long-term equity incentive compensation as a critical element of our executive compensation programs. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our executive officers to create value for our shareholders. Equity awards also help us retain qualified executive officers in a competitive market.

The amount, forms, and vesting terms of the equity awards granted to our executive officers are determined by our compensation, nominating and governance committee (or, in certain cases, the full board of directors) after considering a competitive market analysis prepared by Compensia, the recommendation of our chief executive officer (other than with respect to his own award), and the factors described above. The size of the equity awards is also intended to be competitive and result in target total direct compensation opportunities that our compensation, nominating and governance committee believes are reasonable and appropriate.

In January 2025, our compensation, nominating and governance committee approved an equity grant in the form of time-based RSUs covering our Class A common stock to Hohenstein (effective as of March 2025). In March 2025, our board of directors approved equity grants in the form of time-based RSUs covering our Class A common stock to Messrs. Shea, Colby and Koefoed. The equity awards granted to our named executive officers in 2025 were as follows:

Named Executive Officer	Number of RSUs
Thomas Shea	506,617
Craig Colby	219,164
William Koefoed	253,694
Kenneth Hohenstein	219,164

The grant date fair values of these awards are included in the “Stock Awards” column of the “2025 Summary Compensation” table, and the vesting schedules for these awards are included in the “Outstanding Equity Awards at December 31, 2025” table below.

Equity Award Granting Practices

We do not grant equity awards on a predetermined schedule, but our board of directors or compensation, nominating and governance committee, as applicable, typically approve equity awards either at regularly scheduled meetings or during an open trading window. Although equity awards are sometimes granted off-cycle or during closed trading windows, typically stock options approved at such time become effective during an open window. We have not granted, nor do we intend to grant, stock options in anticipation of the release of material, nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and, we have not taken, nor do we intend to take, material nonpublic information into account when determining the terms of stock options. Similarly, we have not timed, nor do we intend to time, the release of material, nonpublic information for the purpose of affecting the value of executive compensation or for any other purpose.

Welfare and Health Benefits

We maintain a tax-qualified 401(k) retirement savings plan, for the benefit of our U.S. employees, including our named executive officers, who satisfy certain eligibility requirements. All of a participant’s contributions into the 401(k) plan are 100% vested when contributed. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan.

Our named executive officers are eligible to participate in our group employee benefits plans on the same terms and conditions as all other full-time, salaried U.S. employees. These benefits include medical, dental and vision insurance, an employee assistance program, life insurance, accidental death and dismemberment insurance, and short-term and long-term disability insurance.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites or other personal benefits to our named executive officers except in situations where we believe it is appropriate to serve a legitimate business purpose (such as the security of our chief executive officer), including to assist an individual in the performance of his duties. Our chief executive officer was provided with certain security services during fiscal 2025. We provided these security services because we believe that the personal safety and security of our chief executive officer are of utmost importance to us and our stockholders. We believe that amounts paid by us for those security services have been reasonable, necessary, appropriate, and for the benefit of us and our stockholders.

Clawback Policy

We adopted an executive compensation clawback policy, or our Clawback Policy, applicable to our executive officers in compliance with the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act as implemented by SEC rules and regulations and Nasdaq requirements. The Clawback Policy provides for the non-discretionary recovery of excess incentive-based compensation from current and former executive officers in the event of an accounting restatement, whether or not the executive officer was at fault for the restatement. Excess compensation generally is incentive-based compensation that exceeds the amount a covered executive otherwise would have received had the compensation been determined based on the restated amounts. Excess compensation generally will be covered by the Clawback Policy if received by an individual following the effective date of the policy and during the three completed years immediately prior to the date it is determined that an accounting restatement is required, such amounts were received after the individual became an executive officer and such individual was an executive officer at any time during the applicable performance period.

Named Executive Officer Employment Arrangements

We have entered into employment agreements with each of or named executive officers, as summarized below.

Thomas Shea

In June 2024, we entered into a confirmatory employment letter with Mr. Shea, our chief executive officer. The confirmatory employment letter has no specific term and provides that Mr. Shea is an at-will employee. Mr. Shea’s current annual base salary is $544,000 and he is eligible for an annual target cash incentive payment equal to 100% of his annual base salary.

Craig Colby

In June 2024, we entered into a confirmatory employment letter with Mr. Colby, our then president. The confirmatory employment letter has no specific term and provides that Mr. Colby is an at-will employee. Mr. Colby’s current annual base salary is $425,000 and he is eligible for an annual target cash incentive payment equal to 75% of his annual base salary.

William Koefoed

In June 2024, we entered into a confirmatory employment letter with Mr. Koefoed, our then chief financial officer. The confirmatory employment letter has no specific term and provides that Mr. Koefoed is an at-will employee. Mr. Koefoed’s current annual base salary is $460,000.

In connection with his resignation as the Company’s chief financial officer, Mr. Koefoed entered into a transition agreement and release. The material terms of Mr. Koefoed’s transition agreement and release are:

•
Until April 1, 2026 (or, if earlier, the date his employment with us terminates), Mr. Koefoed will continue to receive his regular base salary as was in effect at the time of the agreement, be eligible to receive a bonus under our 2025 bonus plan on the same terms as were in effect at the time of the agreement, participate in available benefit plans at levels as were in effect at the time of the agreement subject to the terms of those plans, and vest in his outstanding equity awards in accordance with their existing terms (collectively, the Transition Benefits).
•
If Mr. Koefoed’s employment is terminated us without “cause” prior to April 1, 2026, he will receive the balance of the Transition Benefits as if he remained employed through April 1, 2026, subject to the effectiveness of a release of claims attached to his transition agreement and release.
•
The post-termination exercise period of his outstanding and vested stock options was extended to December 31, 2026, subject to earlier termination in accordance with the applicable equity plan, and subject to the effectiveness of a release of claims attached to his transition agreement and release.

Kenneth Hohenstein

In February 2026, we entered into a confirmatory employment letter with Mr. Hohenstein, our chief revenue officer. The confirmatory employment letter has no specific term and provides that Mr. Hohenstein is an at-will employee. Mr. Hohenstein’s current annual base salary is $540,000 and he is eligible for an annual target cash incentive payment equal to 67% of his annual base salary.

Compensation Committee Report

The compensation, nominating and governance committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment. Based on its review and discussions, our compensation, nominating and governance committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for our fiscal year ended December 31, 2025.

Respectfully submitted by the members of the compensation, nominating and governance committee of the board of directors:

Michael Burkland (Chair)

David Welsh

Kara Wilson

This compensation committee report is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

2025 Summary Compensation Table

The following table represents information regarding the total compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2023, 2024 and 2025:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)		Total ($)
Thomas Shea	2025	536,667	—	11,819,375	—	475,431	63,375	(6)	12,894,848
Chief Executive Officer	2024	497,917	307,000	—	10,733,212	400,000	30,655		11,968,784
	2023	472,917	—	—	4,770,948	432,250	27,429		5,703,543
Craig Colby	2025	425,000	—	5,113,096	—	319,714	44,155	(7)	5,901,966
Former President	2024	425,000	246,000	—	4,412,330	340,000	32,006		5,455,336
	2023	422,917	—	—	3,708,809	386,750	28,258		4,546,734
William Koefoed	2025	457,083	—	5,918,681	1,239,990	300,050	31,899	(8)	7,947,703
Former Chief Financial Officer	2024	425,000	—	—	9,403,715	238,000	29,433		10,096,148
	2023	422,917	—	—	3,349,391	243,653	25,291		4,041,251
Kenneth Hohenstein	2025	540,000	—	5,113,096	—	322,878	36,650	(9)	6,012,624
Chief Revenue Officer

(1)
The amounts reflect special cash payments made in 2024 to certain employees of the Company, including Mr. Shea and Mr. Colby, that, prior to our IPO, held ownership interests in OneStream Software LLC indirectly through their ownership in OneStream Software Holdings Corporation, or OSHC, to cover certain unanticipated tax liabilities for the 2023 tax year resulting from taxable income reported by the Company to OSHC. These payments were approved by the independent and disinterested, non-management members of the OneStream Software LLC board of managers in April 2024 prior to our IPO.
(2)
The amounts in the “Stock Awards” column reflect the aggregate grant-date fair value of RSUs granted during 2025 computed in accordance with FASB ASC Topic 718, rather than the amounts paid or realized by the named executive officer. The grant-date fair value of the RSUs is calculated by multiplying (i) the number of shares of Class A common stock underlying the RSUs by (ii) the closing market price of a share of Class A common stock at the end of the trading day immediately preceding the grant date.
(3)
The amounts in the “Option Awards” column reflect the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718, rather than the amounts paid or realized by the named executive officer. The assumptions used in calculating the grant date fair value of the options in 2025 and 2024 are set forth in the Notes to our Consolidated Financial Statements included in our Original Filing. For Mr. Koefoed, the amount in 2025 represents the incremental fair value recognized by the Company in accordance with FASB ASC Topic 718, in connection with the extension of his option exercise period under his transition agreement and release. With respect to Messrs. Shea, Colby and Koefoed, $1,578,868, $850,159 and $4,932,187, respectively, of the grant-date fair value amounts presented for 2024 represent the options granted in connection with our IPO and Reorganization Transactions under the 2024 Plan. The assumptions used in calculating the grant date fair value of the options in 2023 are the same as those provided in Note 2 to OneStream Software LLC’s consolidated financial statements included in the prospectus for our Secondary Offering, dated November 14, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on November 15, 2024, with respect to the value of incentive compensation unit, or incentive unit, awards.
(4)
Prior to the Reorganization Transactions, common unit options granted under the 2019 Plan contained a forfeiture provision. On July 12, 2024, the outstanding common unit options were amended to remove the forfeiture provision, to be effective immediately upon the completion of the Reorganization Transactions resulting in an “improbable-to-probable” modification under ASC 718, Compensation—Stock Compensation and reclassification of these options under ASC 718. Because these options were not previously accounted for under ASC 718, such a reclassification resulted in a cumulative adjustment to the fair values of the outstanding common unit options. The table below shows the cumulative adjustments to the fair values of outstanding common unit options granted to each named executive officer measured as of the modification date of July 12, 2024, or the Option Modification Date, as described in the Notes to our Consolidated Financial Statements included in our Original Filing.

Name	Grant Year	Grant Date Fair Value as of the Option Modification Date ($)
Thomas Shea	2024	9,154,344
	2023	6,825,924
	2022	6,409,094
Craig Colby	2024	3,562,171
	2023	5,306,294
	2022	3,204,542
William Koefoed	2024	4,471,528
	2023	4,792,064
	2022	2,848,474

(5)
The amount earned represent incentive bonuses pursuant to the terms and conditions of our Executive 2023 Bonus Plan, Executive 2024 Bonus Plan and Executive 2025 Bonus Plan. With respect to Mr. Hohenstein, the amount includes both his 2025 bonus under the Executive 2025 Bonus Plan and amounts payable under his sales commission plan. The material terms of our Executive 2025 Bonus Plan are described in the section titled “—Executive 2025 Bonus Plan and Incentive Plan.”
(6)
The amount consists of (a) $10,500 in matching contributions under our 401(k) Plan, (b) $22,242 in employer premium payments for medical, dental, vision, AD&D, STD, LTD and basic life insurance and (c) a $1,800 stipend for cell and internet service. Such amounts are commensurate with the benefits that were generally provided to the Company’s employees during the applicable period. The amount also includes $28,832 of personal security costs incurred by the Company for Mr. Shea in 2025.
(7)
The amount consists of (a) $10,500 in matching contributions under our 401(k) Plan, (b) $24,350 in employer premium payments for medical, dental, vision, AD&D, STD, LTD and basic life insurance, (c) a $1,800 stipend for cell and internet service and (d) $7,505 in purchase of shares of Class A common stock at a discount from the market price on November 17, 2025 as part of the ESPP. Such amounts are commensurate with the benefits that were generally provided to the Company’s employees during the applicable period.
(8)
The amount consists of (a) $10,500 in matching contributions under our 401(k) Plan, (b) $19,599 in employer premium payments for medical, dental, vision, AD&D, STD, LTD and basic life insurance and (c) a $1,800 stipend for cell and internet service. Such amounts are commensurate with the benefits that were generally provided to the Company’s employees during the applicable period.
(9)
The amount consists of (a) $10,500 in matching contributions under our 401(k) Plan, (b) $24,350 in employer premium payments for medical, dental, vision, AD&D, STD, LTD and basic life insurance and (c) a $1,800 stipend for cell and internet service. Such amounts are commensurate with the benefits that were generally provided to the Company’s employees during the applicable period.

Grants of Plan-Based Awards in 2025

The following table sets forth all plan-based awards granted to our named executive officers during the year ended December 31, 2025.

			Estimated Possible Payouts under Non- Equity Incentive Plan Awards(1)						All Other Stock Awards:	Grant Date Fair Value
Name	Grant Date	Approval Date	Threshold ($)		Target ($)		Maximum ($)		Number of Shares Stock (#)	of Stock and Option Awards ($)(2)
Thomas Shea	3/10/2025(3)	3/9/2025							506,617	11,819,375
			218,688		544,000		908,480
Craig Colby	3/10/2025(3)	3/9/2025							219,164	5,113,096
			142,370	(4)	354,153	(4)	591,436	(4)
William Koefoed	3/10/2025(3)	3/9/2025							253,694	7,158,671
			138,690		345,000		576,150
Kenneth Hohenstein	3/10/2025(3)	1/28/2025							219,164	5,113,096
			145,444	(5)	361,800	(5)	604,206	(5)

(1)
The amounts reflect threshold, target and maximum bonus amounts for the executive officer’s performance during the fiscal year ended December 31, 2025, under the Executive 2025 Bonus Plan, as described in the section titled “—Executive 2025 Bonus Plan and Incentive Plan.” The actual bonus payouts are reported in the Non-Equity Incentive Plan Compensation column of the 2025 Summary Compensation Table.
(2)
The amounts in this column reflect, with respect to stock awards, the aggregate grant-date fair value of RSUs granted during 2025 computed in accordance with FASB ASC Topic 718, rather than the amounts paid or realized by the named executive officer. The grant-date fair value of the RSUs is calculated by multiplying (i) the number of shares of Class A common stock underlying the RSUs by (ii) the closing market price of a share of Class A common stock at the end of the trading day immediately preceding the grant date. With respect to Mr. Koefoed, the amount reported also includes the incremental fair value recognized by the Company in accordance with FASB ASC Topic 718, in connection with the extension of his stock option exercise period under his transition agreement and release. No stock options were granted during 2025 and the exercise price of the outstanding stock options held by Mr. Koefoed were not modified during 2025.
(3)
The Class A common stock underlying each of these RSUs vested as to 1/16th of the total shares on June 10, 2025, with 1/16th of the total shares vesting quarterly thereafter subject to the respective named executive officer’s continued service with us. Additionally, with respect to Messrs. Shea and Hohenstein, these RSUs will vest immediately in certain circumstances described in the section titled “—Potential Payments upon Termination or Change in Control.”
(4)
With respect to Mr. Colby, amounts reported reflect the pro-rata impact of the reduction from an 100% to 75% annual bonus target in connection with his transition from an executive officer role in May 2025, as described in the section titled “—Executive 2025 Bonus Plan and Incentive Plan.”
(5)
With respect to Mr. Hohenstein, amounts reported assume a corresponding payout under his sales commission plan, as described in the section titled “—Executive 2025 Bonus Plan and Incentive Plan.”

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Thomas Shea	6/30/2022	(2)	594,008	25,827	10.65	12/4/2031
	3/6/2023	(3)	463,569	190,882	10.65	3/5/2033
	3/11/2024	(4)	416,248	491,921	14.51	3/10/2034
	7/23/2024	(5)	46,495	102,292	20.00	7/22/2034
	3/10/2025	(6)					411,627	7,565,704
Craig Colby	6/30/2022	(2)	58,109	12,914	10.65	12/4/2031
	3/6/2023	(3)	95,391	148,387	10.65	3/5/2033
	3/11/2024	(4)	105,847	191,412	14.51	3/10/2034
	7/23/2024	(5)	25,036	55,080	20.00	7/22/2034
	3/10/2025	(6)					178,071	3,272,945
William Koefoed	6/30/2022	(2)	159,002	11,479	10.65	12/4/2031
	3/6/2023	(3)	301,678	134,007	10.65	3/5/2033
	3/11/2024	(4)	203,322	240,282	14.51	3/10/2034
	7/23/2024	(5)	120,211	264,465	20.00	7/22/2034
	7/23/2024	(5)	25,036	55,080	20.00	7/22/2034
	3/10/2025	(6)					206,127	3,788,614
Kenneth Hohenstein	6/30/2022	(2)	60,601	8,609	10.65	12/4/2031
	3/6/2023	(3)	30,193	148,315	10.65	3/5/2033
	3/11/2024	(4)	210,982	249,340	14.51	3/10/2034
	7/23/2024	(5)	49,939	109,867	20.00	7/22/2034
	3/10/2025	(6)					178,071	3,272,945

(1)
Value based on a per share price of $18.38, which was the closing price of a share of our Class A common stock as reported on December 31, 2025, the last trading day of the year.
(2)
The Class A common stock underlying each of these options vested as to 1/4th of the total shares on February 15, 2023 with 1/48th of the total shares vesting monthly thereafter subject to the respective named executive officer’s continued service with us. Additionally, with respect to Messrs. Shea and Hohenstein, these options will vest immediately in certain circumstances described in the section titled “—Potential Payments upon Termination or Change in Control.” These options were initially granted as common unit options under the 2019 Plan but were converted into options to purchase Class A common stock of OneStream, Inc. on a one-for-one basis when OneStream, Inc. assumed the 2019 Plan in connection with our IPO.
(3)
The Class A common stock underlying each of these options vested as to 1/4th of the total shares on February 15, 2024 with 1/48th of the total shares vesting monthly thereafter subject to the respective named executive officer’s continued service with us. Additionally, with respect to Messrs. Shea and Hohenstein, these options will vest immediately in certain circumstances described in the section titled “—Potential Payments upon Termination or Change in Control.” These options were initially granted as common unit options under the 2019 Plan but were converted into options to purchase Class A common stock of OneStream, Inc. on a one-for-one basis when OneStream, Inc. assumed the 2019 Plan in connection with our IPO.
(4)
The Class A common stock underlying each of these options vested as to 1/4th of the total shares on February 15, 2025 with 1/48th of the total shares vesting monthly thereafter subject to the respective named executive officer’s continued service with us. Additionally, with respect to Messrs. Shea and Hohenstein, these options will vest immediately in certain circumstances described in the section titled “—Potential Payments upon Termination or Change in Control.” These options were initially granted as common unit options under the 2019 Plan but were converted into options to purchase Class A common stock of OneStream, Inc. on a one-for-one basis when OneStream, Inc. assumed the 2019 Plan in connection with our IPO.
(5)
The Class A common stock underlying each of these options vested as to 1/16th of the total shares on October 23, 2024 with 1/16th of the total shares scheduled to vest every three months thereafter, subject to the respective named executive officer’s continued service with us through each vesting date. Additionally, with respect to Messrs. Shea and Hohenstein, these options will vest immediately in certain circumstances described in the section titled “—Potential Payments upon Termination or Change in Control.” These options were granted under our 2024 Plan.
(6)
The Class A common stock underlying each of these RSUs vested as to 1/16th of the total shares on June 10, 2025, with the remaining shares vesting quarterly thereafter subject to the respective named executive officer’s continued service with us. Additionally, with respect to Messrs. Shea and Hohenstein, these RSUs will vest immediately in certain circumstances described in the section titled “—Potential Payments upon Termination or Change in Control.” These RSUs were granted under our 2024 Plan.

Option Exercises and Stock Vested in 2025

The following table sets forth information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Thomas Shea	—	—	94,990	2,124,290
Craig Colby	280,000	4,106,534	41,093	918,970
William Koefoed	95,000	1,522,000	47,567	1,063,750
Kenneth Hohenstein	400,000	4,918,600	41,093	918,970

(1)
These amounts reflect the difference between the market value of the Class A common stock on the date of exercise and the strike price of the stock options exercised.
(2)
Reflects the gross number of shares acquired in connection with RSU vesting. A portion of RSU shares were automatically initially sold to cover tax withholding obligations and then on subsequent vesting dates net settled to cover tax withholding obligations incurred in connection with each vesting date, in each case reducing the number of shares ultimately acquired by the individual.
(3)
These amounts were computed by multiplying the number of shares of Class A common stock acquired on vesting by the market value of the Class A common stock at vesting, which we consider to be the closing price of such stock on the trading day immediately preceding the applicable vesting date.

Pension Benefits

Aside from our 401(k) plan, we do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Non-Qualified Deferred Compensation

We do not maintain any non-qualified deferred compensation plans or arrangements under which our named executive officers are entitled to participate.

Potential Payments upon Termination or Change in Control

We have adopted an Executive Change of Control and Severance Policy, or the Severance Policy, and have entered into participation agreements under the Severance Policy with each of our named executive officers.

We believe that our Severance Policy was necessary to induce these individuals to accept a demanding position with the Company and help retain them. These arrangements provide reasonable compensation to an executive officer if they leave our employ under certain circumstances to facilitate transition to new employment. Further, in some instances, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement as a condition to receiving post-employment compensation payments or benefits. We also believe that these arrangements help maintain our executive officers’ continued focus and dedication to their duties. The terms and conditions of the change in control and severance agreements were approved by our board of directors after an analysis of competitive market data.

Pursuant to our Severance Policy, if, within the three-month period prior to or the 12-month period following a “change in control” (as defined in the Severance Policy), including the Mergers, we terminate the employment of an executive without “cause” (excluding death or disability) or the executive resigns for “good reason” (as such terms are defined in the Severance Policy), and within 60 days following such termination, the executive executes a waiver and release of claims in our favor that becomes effective and irrevocable, the executive will be entitled to receive (1) a lump sum payment equal to 12 months of the executive’s then current annual base salary (18 months with respect to

Mr. Shea), (2) a lump sum payment equal to 50% of the executive’s target annual bonus amount for the year of termination (100% with respect to Mr. Shea), (3) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, for the executive and the executive’s respective eligible dependents for up to 12 months (18 months with respect to Mr. Shea), and (4) vesting acceleration as to 100% of the then-unvested shares subject to each of the executive’s then outstanding equity awards that are subject to time-based vesting (and in the case of awards subject to performance-based vesting, such awards will be treated as set forth in the applicable award agreement governing such award).

Pursuant to our Severance Policy, if, outside of the three month period prior to or the 12 month period following a change in control, we terminate the employment of an executive without cause (excluding death or disability) or the executive resigns for good reason, and within 60 days following such termination, the executive executes a waiver and release of claims in our favor that becomes effective and irrevocable, the executive will be entitled to receive (1) a lump sum payment equal to six months of the executive’s then current annual base salary (12 months with respect to Mr. Shea), and (2) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to COBRA for the executive and the executive’s respective eligible dependents for up to six months (12 months with respect to Mr. Shea).

Pursuant to the Severance Policy, in the event any payment to an executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or the Code (as a result of a payment being classified as a parachute payment under Section 280G of the Code), the executive will receive such payment as would entitle the executive to receive the greatest after-tax benefit, even if it means that we pay the executive a lower aggregate payment so as to minimize or eliminate the potential excise tax imposed by Section 4999 of the Code.

Amount of Payments Upon Termination at 2025 Year End

The following table describes the payments that would have been provided to each of our named executive officers who remained employed as of December 31, 2025, in the event that we terminate their employment without cause (excluding death or disability) or they resign for good reason, outside of the three month period prior to or the 12 month period following a change in control, assuming such termination had occurred on December 31, 2025. Mr. Colby served as our president until May 1, 2025. Following his transition to the role of chief success officer, Mr. Colby is no longer subject to our Severance Policy. In connection with his transition from chief financial officer to senior advisor, Mr. Koefoed signed a transition agreement and release under which he forfeited his right to receive any severance benefits under the Severance Policy.

Name	Base Salary Component ($)(1)	Cash Bonus Component ($)	Value of Accelerated Equity Awards ($)	Value of Benefits ($)(2)	Total ($)
Thomas Shea	$544,000	—	—	$36,590	$580,590
Kenneth Hohenstein	$270,000	—	—	$14,795	$284,795

(1)
Amounts equal to 6 months of the executives’ current annual base salary (12 months with respect to Mr. Shea).
(2)
Amounts reflect our estimate of premiums to be paid for group health insurance continuation benefits pursuant to COBRA for each executive and the executive’s respective eligible dependents for 6 months (12 months with respect to Mr. Shea).

The following table describes the payments that would have been provided to each of our named executive officers who remained employed as of December 31, 2025, in the event that we terminate their employment without cause (excluding death or disability) or they resign for good reason, within the three-month period prior to or the 12-month period following a change in control, assuming such termination had occurred on December 31, 2025.

Name	Base Salary Component ($)(1)	Cash Bonus Component ($)(2)	Value of Accelerated Equity Awards ($)(3)	Value of Benefits ($)(4)	Total ($)
Thomas Shea	$816,000	$544,000	$11,144,599	$54,885	$12,559,484
Kenneth Hohenstein	$540,000	$180,900	$5,450,913	$29,589	$6,201,402

(1)
Amounts equal to 12 months of the executives’ current annual base salary (18 months with respect to Mr. Shea).
(2)
Amounts equal to 50% of the executives’ current target annual bonus amount (100% with respect to Mr. Shea).
(3)
Value based on a per share price of $18.38, which was the closing price for a share of our Class A common stock as reported on December 31, 2025, the last trading day of the year, less any per share exercise price.
(4)
Amounts reflect our estimate of premiums to be paid for group health insurance continuation benefits pursuant to COBRA for each executive and the executive’s respective eligible dependents for 12 months (18 months with respect to Mr. Shea).

Director Compensation

Outside Director Compensation Policy

In 2024, we engaged Compensia, Inc., or Compensia, a third-party compensation consultant, to provide our board of directors and the compensation, nominating and governance committee with an analysis of publicly available data and assistance in determining compensation to be provided to our non-employee directors on and after the effective date of the registration statement relating to our IPO. Based on the discussions with and assistance from Compensia, in July 2024 our board of directors adopted, and our then sole stockholder approved, an Outside Director Compensation Policy providing for certain compensation to our non-employee directors on and after July 24, 2024 (other than Messrs. Brown and Welsh and Gen. Petraeus, who have elected not to receive compensation under such policy).

Pursuant to our Outside Director Compensation Policy, each non-employee director (other than Messrs. Brown and Welsh and Gen. Petraeus) receives compensation for his or her service consisting of cash retainers and equity awards.

Cash Compensation

Pursuant to our Outside Director Compensation Policy, all eligible and participating outside directors are paid cash compensation as set forth below.

•
$35,000 retainer per year for each non-employee director;
•
$20,000 retainer per year for the non-executive chair;
•
$18,000 retainer per year for the lead independent director;
•
$20,000 retainer per year for the chair of the audit committee;
•
$10,000 retainer per year for each other member of the audit committee;
•
$20,000 retainer per year for the chair of the compensation, nominating and governance committee; and
•
$10,000 retainer per year for each other member of the compensation, nominating and governance committee.

Each non-employee director who serves as the chair of a committee receives only the additional annual fee as the chair of the committee and does not receive the additional annual fee as a member of the committee. All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis.

Equity Compensation

•
Initial Award. Each person who first becomes a non-employee director will receive, on the first trading date on or after the date on which the person first becomes a non-employee director, an initial award of restricted stock units, or RSUs, covering a number of shares of Class A common stock having a value equal to $400,000, rounded down to the nearest share, which we refer to as the Initial Award. One-third of the RSUs subject to each Initial Award will vest on each anniversary of the grant date, subject to continued service as a non-employee director through each vesting date. If an individual was a member of our board of directors and also an employee, becoming a non-employee director due to termination of employment will not entitle such individual to an Initial Award.
•
Annual Award. On the first trading day immediately following the date of each annual meeting of our stockholders, each non-employee director will automatically be granted an award of RSUs covering a number of shares of Class A common stock having a value equal to $200,000, rounded down to the nearest share, which we refer to as the Annual Award, provided that the first Annual Award granted to a non-employee director will be prorated based on the number of days of service as a non-employee director provided by such individual prior to the date of the annual meeting preceding the date of grant. Each Annual Award will vest on the earlier of the one-year anniversary of grant or the day immediately prior to the next annual meeting of stockholders, subject to continued service as a non-employee director through each vesting date.

The Outside Director Compensation Policy includes a maximum annual limit of $750,000 on aggregate cash compensation and equity compensation awards that may be paid, issued or granted to a non-employee director in any fiscal year (increased to $1,000,000 in the non-employee director’s initial year of service as a non-employee director). For purposes of this limitation (and the Outside Director Compensation Policy generally), the value of equity awards is based on the grant date fair value (determined in accordance with GAAP), or such other valuation method selected by the board of directors or a designated committee thereof prior to the effective date of an award. Any cash compensation paid or equity compensation awards granted to a person for their service as an employee, for their service as a consultant (other than as a non-employee director), or prior to the effective date of our IPO, will not count for purposes of the limitation. The maximum annual limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

In the event of a change in control (as defined in our 2024 Equity Incentive Plan), including the Mergers, each non-employee director will fully vest in and have the right to exercise his or her outstanding Company equity awards (including those granted pursuant to our Outside Director Compensation Policy).

In December 2025, Mr. Kinzer was granted 94,607 RSUs. The shares subject to the RSUs will vest in full on December 1, 2026, subject to Mr. Kinzer’s continued service with us through such vesting date. The RSUs were granted in connection with Mr. Kinzer’s appointment as our strategic advisor effective as of December 2, 2025 and as our interim chief financial officer effective as of January 1, 2026 and are not subject to the terms of the Outside Director Compensation Policy.

2025 Director Compensation

The following table sets forth information regarding compensation earned by or paid to our outside directors during our fiscal year ended December 31, 2025. During the fiscal year ended December 31, 2025, Mr. Shea, our chief executive officer also served as a member of our board of directors. Mr. Shea did not receive any additional compensation for his service as a member of our board of directors and therefore is not included in the table below. The total compensation earned by or paid to Mr. Shea in 2023, 2024 and 2025 is presented in the “Summary Compensation Table” in the section titled “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Bradley Brown	—	—	—	—
Michael Burkland(2)	55,000	202,635	—	257,635
John Kinzer(2)	65,000	2,152,485	—	2,217,485
Jonathan Mariner(2)	45,000	202,635	—	247,635
General (Ret.) David H. Petraeus	—	—	—	—
Baskar Sridharan	8,750	399,983	—	408,733
David Welsh	—	—	—	—
Kara Wilson(2)	45,000	202,635	—	247,635

(1)
The amounts in the “Stock Awards” column represent the aggregate grant date fair value of the RSUs awarded under our 2024 Plan to our then non-employee directors in accordance with the Outside Director Compensation Policy, computed in accordance with FASB ASC Topic 718, rather than the amounts paid or realized by the non-employee director. With respect to Mr. Kinzer, the amount reported also includes the aggregate grant date fair value of the RSUs awarded under our 2024 Plan in connection with him commencing service as a strategic advisor in anticipation of him becoming interim chief financial officer on January 1, 2026. The grant-date fair value of the RSUs is calculated by multiplying (i) the number of shares of Class A common stock underlying the RSUs by (ii) the closing market price of a share of Class A common stock at the end of the trading day immediately preceding the grant date. Such grant date fair value does not take into account any estimated forfeitures related to service-based vesting conditions.
(2)
The following table provides information regarding outstanding equity awards held as of December 31, 2025, by each outside director who was serving as of December 31, 2025. Messrs. Brown and Welsh and Gen. Petraeus did not hold any outstanding equity awards as of December 31, 2025.

Name	Shares of Class A Common Stock Underlying Options Outstanding (#)	Shares of Class A Common Stock Underlying RSUs Outstanding (#)
Michael Burkland	219,257	7,130
John Kinzer	178,225	101,737
Jonathan Mariner	184,913	7,130
Baskar Sridharan	—	21,609
Kara Wilson	184,913	7,130

Compensation, Nominating and Governance Committee Interlocks and Insider Participation

During 2025, the members of our compensation, nominating and governance committee included Messrs. Burkland, Kinzer (until December 2, 2025) and Welsh and Ms. Wilson (as of December 2, 2025). None of the members of our compensation, nominating and governance committee is or has been an officer or employee of our company during or prior to their service on the compensation, nominating and governance committee. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation, nominating and governance committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation, nominating and governance committee.

Risk Management

As part of its normal practice, the compensation, nominating and governance committee evaluates the risk-taking incentives created by our compensation policies and practices and has concluded that such incentives are not reasonably likely to have a material adverse effect on the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2025.

Plan Category	Class of Common Stock	(a) Number of Securities Underlying Outstanding Options, Restricted Stock Units Warrants and Other Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	Class A	7,617,036	(2)	20.00	48,864,197	(3)
Equity compensation plans not approved by security holders	Class A	25,437,651	(4)	10.72	—
Total		33,054,687			48,864,197

(1)
The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our Class A common stock underlying restricted stock units, which have no exercise price.
(2)
Includes the 2024 Equity Incentive Plan, or the 2024 Plan, and the Amended and Restated 2024 Employee Stock Purchase Plan, or the ESPP.
(3)
Includes 38,351,314 shares available for issuance under our 2024 Plan and 10,512,883 shares available for issuance under our ESPP as of December 31, 2025. Our 2024 Plan provides that on January 1 of each year, the number of shares authorized for issuance under the 2024 Plan is automatically increased by a number equal to the least of (subject to adjustment upon changes in our capitalization as provided in the 2024 Plan) (a) 26,800,000 shares, (b) 5% of the outstanding shares of all series of our common stock as of the last day of the immediately preceding year and (c) such number of shares as determined by our board of directors. Pursuant to this provision, the number of shares authorized for issuance under the 2024 Plan increased by 12,260,964 shares on January 1, 2026. The ESPP provides that on January 1 of each year, beginning with the year following the year in which the first offering period (if any) commences, the number of shares authorized for issuance under the ESPP is automatically increased by a number equal to the least of (a) 5,400,000 shares, (b) 1% of the outstanding shares of all series of our common stock as of the last day of the immediately preceding year and (c) such number of shares determined by the board of directors. Pursuant to this provision, the number of shares authorized for issuance under the ESPP increased by 2,452,192 shares on January 1, 2026. The first offering period under the ESPP commenced on February 17, 2025.
(4)
Includes the OneStream Software LLC 2019 Common Unit Option Plan, or the 2019 Plan, which we assumed in connection with our IPO. The 2019 Plan was adopted by OneStream Software LLC’s board of managers in September 2019 without member approval prior to our IPO and Reorganization Transactions. All outstanding common unit options under the 2019 Plan were converted into options to purchase shares of our Class A common stock on a one-for-one basis in connection with our IPO and since then we have not granted, and will not grant, any additional awards under the 2019 Plan. However, the 2019 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2019 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 24, 2026, by:

•
each of our named executive officers;
•
each of our directors;
•
all of our current executive officers and directors as a group; and
•
each person known by us to be the beneficial owner of more than five percent of any class of our voting securities.

The amounts and percentages of Class A common stock, Class C common stock and Class D common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is considered to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security and under these rules, more than one person may be considered to be a beneficial owner of the same securities.

We have based our calculations of percentages of beneficial ownership on (1) 101,525,463 shares of our Class A common stock, (2) 55,694,730 of our Class C common stock and (3) 90,341,058 shares of our Class D common stock outstanding as of March 24, 2026. There are no outstanding shares of our Class B common stock as of March 24, 2026. We have deemed shares of our Class A common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 24, 2026 assuming continued service through that period or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of March 24, 2026 assuming continued service through that period to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person, and we did not deem these shares to be outstanding or beneficially owned for the purpose of the calculation of percentage of votes (record date outstanding shares) in the table below. Unless otherwise indicated, the address of each beneficial owner is c/o OneStream, Inc., 191 N. Chester Street, Birmingham, Michigan 48009.

Name of Beneficial Owner	Class A Common Stock		Class C Common Stock		Class D Common Stock		% of Total Voting Power†
	Number	%	Number	%	Number	%
Greater than 5% Stockholders:
Entities affiliated with KKR(1)	—	—	45,795,416	82.2%	48,724,816	53.9%	60.5%
T. Rowe Price Investment Management, Inc.(2)	7,779,413	7.7%	—	—	—	—	*
Robert Powers(3)	206,915	*	125,088	*	11,163,777	12.4%	7.2%
Midwest Fish Holdings LLC(4)	—	—	2,790,212	5.0%	—	—	1.8%
The Vanguard Group(5)	7,819,431	7.7%	—	—	—	—	*
Norges Bank(6)	5,974,029	5.9%	—	—	—	—	*
Glazer Capital, LLC(7)	6,166,406	6.1%	—	—		—	*
Named Executive Officers and Directors:
Thomas Shea(8)	1,807,541	1.8%	325,232	*	16,169,854	17.9%	10.7%
Craig Colby(9)	430,662	*	—	—	8,092,200	9.0%	5.2%
William Koefoed(10)	935,752	*	1,446,049	2.6%	—	—	*
Bradley Brown	—	—	—	—	—	—	—
Michael Burkland(11)	131,179	*	486,057	*	—	—	*
John Kinzer(12)	143,228	*	270,997	*	—	—	*
Jonathan Mariner(13)	90,117	*	247,000	*	—	—	*
General (Ret.) David H. Petraeus	—	—	—	—	—	—	—
David Welsh	—	—	—	—	—	—	—
Kara Wilson(14)	90,117	*	293,411	*	—	—	*
Kenneth Hohenstein(15)	1,853,492	1.8%	464,002	*	—	—	*
Baskar Sridharan	—	—	—	—	—	—	—
All directors and executive officers as a group (11 persons)(16)	4,384,997	4.3%	2,086,699	3.7%	16,169,854	17.9%	10.7%

* Represents less than 1%.

† Represents the voting power with respect to all shares of our Class A common stock, Class C common stock and Class D common stock, voting together as a single series. Each share of Class A common stock is entitled to one vote per share, each share of Class C common stock is entitled to ten votes per share and each share of Class D common stock is entitled to ten votes per share. The Class A common stock, Class C common stock and Class D common stock will generally vote together on all matters (including the election of directors) submitted to a vote of our stockholders. However, in the event of a proposed amendment to our certificate of incorporation that would change the powers, preferences or special rights of one or more of our series of common stock so as to affect those powers, preferences or special rights adversely, but would not affect the entire class, then only the shares of the series of common stock so affected by the amendment will be considered a separate class for purposes of the class vote of the holders of common stock required by Delaware law.

(1)
Consists of (a) 45,795,416 shares of Class C common stock held by KKR Dream Holdings LLC; (b) 26,227,899 shares of Class D common stock held by KKR Americas XII (Dream) Blocker Parent L.P.; (c) 3,261,412 shares of Class D common stock held by KKR Americas XII EEA (Dream) Blocker Parent L.P.; (d) 86,801 shares of Class D common stock held by KKR Americas XII (Dream II) Blocker Parent L.P., (e) 2,197,087 shares of Class D common stock held by KKR Wolverine I Ltd.; (f) 1,560,909 shares of Class D common stock held by KKR TFO Partners L.P.; (g) 757,590 shares of Class D common stock held by KKR Custom Equity Opportunities Fund L.P.; (h) 5,303,124 shares of Class D common stock held by KKR-Milton Strategic Partners L.P.; (i) 7,125,659 shares of Class D common stock held by KKR NGT (Dream) Blocker Parent L.P.; (j) 1,067,910 shares of Class D common stock held by KKR NGT (Dream) Blocker Parent (EEA) L.P.; and (k) 1,136,425 shares of Class D Common Stock held by K-PRIME AG Financing LP. Each of KKR Dream Aggregator L.P. (as the sole member of KKR Dream Holdings LLC); KKR Dream Aggregator GP LLC (as the general partner of KKR Dream Aggregator L.P.); KKR Americas Fund XII (Dream) L.P. (as the sole member of KKR Dream Aggregator GP LLC); KKR Associates Americas XII AIV L.P. (as the general partner of each of KKR Americas Fund XII (Dream) L.P., KKR Americas XII (Dream) Blocker Parent L.P., KKR Americas XII EEA (Dream) Blocker Parent L.P., and KKR Americas XII (Dream II) Blocker Parent L.P.); KKR Americas XII AIV GP LLC (as the general partner of KKR Associates Americas XII AIV L.P.); KKR Associates TFO L.P. (as the general partner of KKR TFO Partners L.P.); KKR TFO GP Limited (as the general partner of KKR Associates TFO L.P.); KKR Associates Custom Equity Opportunities L.P. (as the general partner of KKR Custom Equity Opportunities Fund L.P.); KKR Custom Equity Opportunities Limited (as the general partner of KKR Associates Custom Equity Opportunities L.P.); KKR Associates Milton Strategic L.P. (as the general partner of KKR-Milton Strategic Partners L.P.); KKR Milton Strategic Limited (as the general partner of KKR Associates Milton Strategic L.P.); KKR Associates NGT L.P. (as the general partner of KKR NGT (Dream) Blocker Parent L.P. and KKR NGT (Dream) Blocker Parent (EEA) L.P.); KKR Next Gen Tech Growth Limited (as the general partner of KKR Associates NGT L.P.); KKR Financial Management LLC (as the portfolio manager of KKR Wolverine I Ltd.); Kohlberg Kravis Roberts & Co. L.P. (as the sole member of KKR Financial Management LLC); KKR & Co. GP LLC (as the general partner of Kohlberg Kravis Roberts & Co. L.P.); KKR Holdco LLC (as the sole member of KKR & Co. GP LLC); K-PRIME Hedge-Finance GP Limited (as the general partner of K-PRIME AG Financing LP); K-PRIME Aggregator L.P. (as the sole shareholder of K-PRIME Hedge-Finance GP Limited); K-PRIME GP LLC (as the general partner of K-PRIME Aggregator L.P.); KKR Associates Group L.P. (as the sole member of K-PRIME GP LLC); KKR Associates Group GP LLC (as the general partner of KKR Associates Group L.P.); KKR Group Partnership L.P. (as the sole member of each of KKR Americas XII AIV GP LLC, KKR Holdco LLC, and KKR Associates Group GP LLC, and the sole shareholder of each of KKR TFO GP Limited, KKR Custom Equity Opportunities Limited, KKR Milton Strategic Limited, and KKR Next Gen Tech Growth Limited); KKR Group Holdings Corp. (as the general partner of KKR Group Partnership L.P.); KKR Group Co. Inc. (as the sole shareholder of KKR Group Holdings Corp.); KKR & Co. Inc. (as the sole shareholder of KKR Group Co. Inc.); KKR Management LLP (as the Series I preferred stockholder of KKR & Co. Inc.); and Messrs. Henry R. Kravis and George R. Roberts (as the founding partners of KKR Management LLP) may also be deemed to be the beneficial owners having shared voting power and shared investment power over the securities described in this footnote; however, each disclaims beneficial ownership of such securities. The principal business address of each of the entities identified in this footnote is 30 Hudson Yards, New York, NY 10001. The principal business address for Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, NY 10001. The principal business address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(2)
Based on a Schedule 13G filed on February 17, 2026, consists of 7,779,413 shares of Class A common stock beneficially owned by T. Rowe Price Investment Management, Inc. as of December 31, 2025. The address for T. Rowe Price Investment Management, Inc. is 1307 Point Street, Baltimore, MD 21231.
(3)
Consists of (a) 3,825 shares of Class A common stock and 9,069,398 shares of Class D common stock held by Mr. Powers; (b) 125,088 shares of Class C common stock held by Powers OS Holdings, Inc., or Powers OS Holdings; (c) 2,094,379 shares of Class D common stock held by the Powers 2020 Gift Trust, or the Powers Gift Trust; and (d) 203,090 shares underlying options to purchase shares of Class A common stock that are exercisable within 60 days of March 24, 2026. Powers OS Holdings is a subchapter S corporation controlled by Mr. Powers who has sole voting and dispositive power over the shares held by it. Mr. Powers serves as the protector for the Powers Gift Trust and Mr. Powers’ spouse serves as the investment director and distribution director for the Powers Gift Trust. By virtue of his relationship, Mr. Powers may be deemed to hold voting and dispositive power with respect to the shares held by the Powers Gift Trust. Pursuant to the terms of a conversion restriction agreement entered into by and between Mr. Powers and OneStream, Inc., Mr. Powers is restricted from converting shares of Class D common stock beneficially owned by him to the extent such conversion would result in Mr. Powers beneficially owning more than 4.99% in the aggregate of our then-outstanding shares of Class A common stock. This limitation may be increased to 9.99% at Mr. Powers’ option upon 61 days’ notice to OneStream, Inc.
(4)
Consists of 2,790,212 shares of Class C common stock held by Midwest Fish Holdings LLC, or Midwest Fish Holdings. Abram Gordon is the sole member of the Board of Managers of Midwest Fish Holdings and, as a result, may be deemed to hold voting and dispositive power with respect to the shares held by it. The mailing address for the entity and persons is 27777 Franklin Road, Suite 2500, Southfield, MI 48034. Mr. Gordon’s interest in such securities is limited to the extent of his pecuniary interest therein.
(5)
Based on a Schedule 13G filed on July 7, 2025, consists of 7,819,431 shares of Class A common stock held by The Vanguard Group as of June 30, 2025. The address for this entity is 100 Vanguard Blvd., Malvern, PA 19355.
(6)
Based on a Schedule 13G filed on January 26, 2026, consists of 5,974,029 shares of Class A common stock held by Norges Bank as of December 31, 2025. The address for this entity is Bankplassen 2, PO Box 1179 Sentrum, Oslo, NO-0107, Oslo, Norway.
(7)
Based on a Schedule 13G filed on February 9, 2026, consists of 6,166,406 shares of Class A common stock beneficially owned by Glazer Capital, LLC, or Glazer Capital, inclusive of 6,166,406 shares of Class A common stock beneficially owned by Paul J. Glazer, in each case as of February 2, 2026. Glazer Capital is a Delaware limited liability company, and serves as investment manager to certain funds and managed accounts, or the Glazer Funds, that hold the Class A common stock reported above. Mr. Glazer serves as the Managing Member of Glazer Capital, and may be deemed to share voting and dispositive power with Glazer Capital with respect to the shares reported above. The address for Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, NY 10019.
(8)
Consists of (a) 325,232 shares of Class C common stock held by TSICU Corp., or TSICU; (b) 80,023 shares of Class A common stock and 4,313,836 shares of Class D common stock held of record by Mr. Shea; (c) 7,525,803 shares of Class D common stock held by the Shea

Family Trust dated December 25, 2019, or the 2019 Shea Family Trust; (d) 4,330,215 shares of Class D common stock held by the Thomas A. Shea 2020 Annuity Trust dated December 23, 2020, or the 2020 Shea Annuity Trust, or collectively with the 2019 Shea Family Trust, the Shea Family Trusts; and (e) 1,727,518 shares underlying options to purchase shares of Class A common stock that are exercisable within 60 days of March 24, 2026. TSICU is a subchapter S corporation controlled by Mr. Shea who has sole voting and dispositive power over the shares held by it. Mr. Shea’s spouse serves as the co-trustee for the Shea Family Trust and as the trustee for the 2020 Shea Annuity Trust. By virtue of his relationship, Mr. Shea may be deemed to share voting and dispositive power with respect to the shares held by the Shea Family Trusts.
(9)
Consists of (a) 119,232 shares of Class A common stock and 6,461,697 shares of Class D common stock held of record by Mr. Colby; (b) 3,000 shares of Class A common stock and 1,630,503 shares of Class D common stock held by the Trust for Jake A. Colby and Descendants dated December 28, 2019; and (c) 308,430 shares underlying options to purchase shares of Class A common stock that are exercisable within 60 days of March 24, 2026. Mr. Colby serves as the investment trustee for the Jake Colby Trust. As investment trustee, Mr. Colby may be deemed to hold voting and dispositive power with respect to the shares held by the Jake Colby Trust.
(10)
Consists of (a) 1,270,924 shares of Class C common stock held by Blazing Elk Management I, Inc., or Blazing Elk Management I; (b) 175,125 shares of Class C common stock held by Blazing Elk Management II, Inc., or Blazing Elk Management II, or collectively with Blazing Elk Management I, the Blazing Elk Management Entities; (c) 11,049 shares of Class A common stock held by Mr. Koefoed; and (d) 924,703 shares underlying options to purchase shares of Class A common stock that are exercisable within 60 days of March 24, 2026. The Blazing Elk Management Entities are subchapter S corporations controlled by Mr. Koefoed who has sole voting and dispositive power over the shares held by them.
(11)
Consists of (a) 486,057 shares of Class C common stock held by the Burkland Family Trust dated January 28, 1997, or the Burkland Family Trust; (b) 124,049 shares underlying options to purchase shares of Class A common stock that are exercisable within 60 days of March 24, 2026; and (c) 7,130 shares of Class A common stock issuable upon vesting of RSUs within 60 days of March 24, 2026. By virtue of his relationship, Mr. Burkland may be deemed to hold voting and dispositive power with respect to the shares held by the Burkland Family Trust.
(12)
Consists of (a) 30,000 shares of Class A common stock and 270,997 shares of Class C common stock held by the John E. Kinzer Trust; (b) 106,098 shares underlying options to purchase shares of Class A common stock that are exercisable within 60 days of March 24, 2026; and (c) 7,130 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of March 24, 2026. Mr. Kinzer has sole voting and dispositive power over the shares held by the John E. Kinzer Trust.
(13)
Consists of (a) 206,949 shares of Class C common stock held by Mr. Mariner; (b) 40,051 shares of Class C common stock held by the Jonathan D. Mariner Revocable Trust, or the Mariner Revocable Trust; (c) 82,987 shares underlying options to purchase shares of Class A common stock that are exercisable within 60 days of March 24, 2026; and (d) 7,130 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of March 24, 2026. By virtue of his relationship, Mr. Mariner may be deemed to hold voting and dispositive power with respect to the shares held by the Mariner Revocable Trust.
(14)
Consists of (a) 293,411 shares of Class C common stock held by Ms. Wilson; (b) 82,987 shares underlying options to purchase shares of Class A common stock that are exercisable within 60 days of March 24, 2026; and (c) 7,130 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of March 24, 2026.
(15)
Consists of (a) 821,198 shares of Class A common stock held by Mr. Hohenstein; (b) 464,002 shares of Class C common stock held by Caitryan LLC; (c) 790,279 shares of Class A common stock held by the Hohenstein Purple Elephant 2019 Irrevocable Grantor Trust, or the Hohenstein Purple Elephant Trust; and (d) 242,015 shares underlying options to purchase shares of Class A common stock that are exercisable within 60 days of March 24, 2026. Caitryan LLC is a Georgia limited liability company controlled by Mr. Hohenstein who has sole voting and dispositive power over the shares held by them. By virtue of his relationship, Mr. Hohenstein may be deemed to hold voting and dispositive power with respect to the shares held by the Hohenstein Purple Elephant Trust.
(16)
Includes only current directors and executive officers serving in such capacity as of the date hereof. Includes 2,625,884 shares underlying options to purchase shares of our Class A common stock that are exercisable within 60 days of March 24, 2026 and 28,520 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of March 24, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of each transaction since the beginning of the last year, and each currently proposed transaction, in which:

•
we have been or are to be a participant;
•
the amount involved exceeded or exceeds $120,000; and
•
any of our directors (including director nominees), executive officers or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Amended LLC Agreement

In connection with the Reorganization Transactions, OneStream and the Continuing Members entered into the Amended LLC Agreement. As a result of the Reorganization Transactions, including the entry into the Amended LLC Agreement, OneStream holds LLC Units in OneStream Software LLC and is the sole manager of OneStream Software LLC. Accordingly, OneStream operates and controls all of the business and affairs of OneStream Software LLC and, through OneStream Software LLC and its operating subsidiaries, conducts its business.

As the sole manager of OneStream Software LLC, OneStream. has the right to determine when distributions will be made to the unit holders of OneStream Software LLC and the amount of any such distributions (subject to the requirements with respect to the tax distributions described below). If OneStream authorizes a distribution, such distribution will be made to the holders of LLC Units, including OneStream, pro rata in accordance with their respective ownership of OneStream Software LLC, provided that OneStream as sole manager will be entitled to non-pro rata payments and reimbursements for certain fees and expenses.

OneStream is a holding company and its principal asset is LLC Units in OneStream Software LLC. As such, OneStream has no independent means of generating revenue. OneStream Software LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not subject to U.S. federal income tax. Instead, taxable income would be allocated to holders of LLC Units, including OneStream Accordingly, OneStream incurs income taxes on its allocable share of any net taxable income of OneStream Software LLC and also incurs expenses related to its operations. Pursuant to the Amended LLC Agreement, OneStream Software LLC will make cash distributions to the owners of LLC Units in an amount sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of the cumulative taxable losses of OneStream Software LLC that is allocated to them, to the extent previous tax distributions from OneStream Software LLC have been insufficient. In addition to tax expenses, OneStream also incurs expenses related to its operations, plus payments under the TRA, which may be substantial. OneStream intends to cause OneStream Software LLC to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow OneStream to pay its taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA.

The Amended LLC Agreement generally does not permit transfers of LLC Units by Continuing Members, except for transfers to permitted transferees, transfers pursuant to the participation right described below and transfers approved in writing by OneStream, as sole manager, and other limited exceptions. In the event of a permitted transfer, such Continuing Member will be required to simultaneously transfer shares of Class B common stock or Class C common stock, as applicable, to such transferee equal to the number of LLC Units that were transferred. The Amended LLC Agreement also provides that as a general matter a Continuing Member will not have the right to transfer LLC Units if OneStream determines that such transfer would be prohibited by law or regulation, would violate other agreements with OneStream to which the Continuing Member may be subject, or would cause or increase the possibility for OneStream Software LLC to be treated as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes.

The Amended LLC Agreement further provides that, in the event that a tender offer, share exchange offer, issuer bid, takeover bid, recapitalization, or similar transaction with respect to our Class A common stock, each of which we refer to as a Pubco Offer, is approved by our board of directors or otherwise effected or to be effected with the consent or approval of our board of directors, each holder of LLC Units shall be permitted to participate in such

Pubco Offer by delivering an exchange notice, which shall be effective immediately prior to, and contingent upon, the consummation of such Pubco Offer. If a Pubco Offer is proposed by OneStream, then OneStream is required to use its reasonable best efforts to take all such actions and do all such things as are necessary or desirable to enable and permit the holders of such LLC Units to participate in such Pubco Offer to the same extent as or on an economically equivalent basis with the holders of shares of Class A common stock, provided that in no event shall any holder of LLC Units be entitled to receive aggregate consideration for each LLC Unit that is greater than the consideration payable in respect of each share of Class A common stock pursuant to the Pubco Offer.

Continuing Members have the right to have their LLC Units redeemed by OneStream Software LLC in exchange for, at OneStream’s election (determined solely by the Disinterested Majority), cash or shares of OneStream’s (1) Class A common stock, if such Continuing Member is a holder of Class B common stock, or (2) Class D common stock, if such Continuing Member is a holder of Class C common stock, in each case on a one-for-one basis subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions. Alternatively, at OneStream’s election (determined solely by the Disinterested Majority), we may effect a direct exchange by OneStream of such Class A common stock, Class D common stock or such cash, as applicable, for such LLC Units. Simultaneously with the payment of cash or issuance of shares of Class A common stock or Class D common stock, as applicable, in connection with a redemption or exchange of LLC Units pursuant to the terms of the Amended LLC Agreement, a number of shares of our Class B common stock or Class C common stock, as applicable, registered in the name of the redeeming or exchanging Continuing Member will automatically be cancelled for no consideration on a one-for-one basis with the number of LLC Units so redeemed or exchanged.

The Amended LLC Agreement provides that as a general matter a Continuing Member will not have the right to have LLC Units redeemed if OneStream determines that such redemption would be prohibited by law or regulation or would violate other agreements with us to which the Continuing Member may be subject, including the Amended LLC Agreement.

Each Continuing Member’s exchange and redemption rights will be subject to certain customary limitations, including the expiration of any contractual lock-up period relating to the shares of our Class A common stock that may be applicable to such Continuing Member and the absence of any liens or encumbrances on such LLC Units redeemed. In addition, Continuing Members cannot exercise exchange or redemption rights during applicable blackout periods. Each Continuing Member’s exchange and redemption rights are further limited, unless the exchange or redemption is in connection with one of the following events, each of which we refer to as an Unrestricted Redemption: (1)(a) an exchange or redemption of more than 2% of the total outstanding LLC Units (excluding any LLC Units held by us as long as we are the manager and own more than 10% of all outstanding LLC Units), (b) the exchange or redemption is in connection with a Pubco Offer, or (c) the exchange or redemption is otherwise permitted by us or (2) the exchange or redemption and OneStream Software LLC each meet the requirements of the “private placement” safe harbor set forth in applicable Treasury Regulations.

If an exchange or redemption request delivered by a Continuing Member is in connection with an Unrestricted Redemption, the Continuing Member may elect to have the redemption or exchange effectuated not less than three business days or more than ten business days after delivery of the notice. However, if the redemption request is not in connection with an Unrestricted Redemption, then the Continuing Member may elect to have the redemption or exchange effectuated once per quarter, after 30 days’ advance notice, which may only be provided during the applicable window. Furthermore, beginning in 2025, if we effectuate a secondary offering in a calendar quarter, then the ability of Continuing Members to effect an exchange or redemption that is not an Unrestricted Redemption in the succeeding calendar quarterly exchange will be cancelled. In no taxable year will there be more than four opportunities to pursue exchanges or redemptions that are not Unrestricted Redemptions, including quarterly exchanges and redemptions by Continuing Members and related sales of Class A common stock (including secondary offerings). Additionally, in only limited circumstances may a Continuing Member revoke or delay its exchange or redemption following the delivery of its request for such exchange or redemption.

We may impose additional restrictions on exchanges or redemptions that we determine to be necessary or advisable so that OneStream Software LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes.

As a holder redeems LLC Units in exchange for, at OneStream’s election (determined solely by the Disinterested Majority), cash or shares of Class A common stock or Class D common stock, the number of LLC Units held by OneStream is correspondingly increased as it acquires the exchanged LLC Units, and a corresponding number of shares of Class B common stock or Class C common stock, as applicable, is cancelled.

The Amended LLC Agreement provides for certain indemnification obligations by OneStream Software LLC of the sole manager, the Continuing Members and their affiliates and officers.

Tax Receivable Agreement

OneStream Software LLC intends to have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of LLC Units for Class A common stock, Class D common stock or cash occurs. We may obtain an increase in our share of the tax basis of the assets of OneStream Software LLC in the future, when, at OneStream’s election (determined solely by the Disinterested Majority), a Continuing Member receives Class A common stock or Class D common stock or cash, as applicable, from us in connection with an exercise of such Continuing Member’s right to have LLC Units held by such Continuing Member redeemed or exchanged (which we intend to treat as our direct purchase of LLC Units from such Continuing Member for U.S. federal income and other applicable tax purposes, regardless of whether such LLC Units are surrendered by a Continuing Member to OneStream Software LLC for redemption or sold to us directly) (we refer to such basis increases as the Basis Adjustments). Any Basis Adjustment may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Adjustments may also decrease the gains (or increase the losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the Reorganization Transactions, OneStream entered into the TRA with KKR and other Continuing Members and certain Former Members, which we refer to collectively as the TRA Members, that provides for the payment by OneStream to the TRA Members of 85% of the amount of tax benefits, if any, that OneStream actually realizes, or in some circumstances, including in the case of certain mergers, asset sales, other forms of business combination, or other changes of control or if OneStream elects an early termination of the TRA, is deemed to realize, as a result of the transactions described above, including the Basis Adjustments and certain other tax benefits attributable to payments made under the TRA. In general, the TRA Members’ rights under the TRA may not be assigned, sold, pledged, or otherwise alienated to any person, other than certain permitted transferees, without our prior written consent (not to be unreasonably withheld, conditioned, or delayed) and subject to our right of first refusal, and such transferee’s becoming a party to the TRA and agreeing to succeed to the applicable TRA Member’s interest therein. Payments under the TRA are not conditioned upon one or more of the TRA Members (directly or indirectly) maintaining a continued ownership interest in OneStream Software LLC. If a Continuing Member transfers LLC Units of OneStream Software LLC but does not assign to the transferee of such LLC Units its rights under the TRA, such Continuing Member generally will remain the a party of the TRA, or a TRA Member, with respect to such rights and will continue to be entitled to receive payments under the TRA arising in respect of a subsequent exchange of such LLC Units.

The actual Basis Adjustments, as well as any amounts paid to the TRA Members under the TRA will vary depending on a number of factors, including:

•
the timing of any future redemptions or exchanges;
•
the price of shares of our Class A common stock at the time of any future redemptions or exchanges;
•
the extent to which such redemptions or exchanges are taxable;
•
the amount and timing of our income; and
•
changes in applicable federal, state and local tax rates and the determination of the assumed state and local tax rate used for purposes of calculating payments under the TRA.

For purposes of the TRA, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no Basis Adjustments, had the TRA not been entered into and had there been no tax benefits to us as a result of any payments made under the TRA. These calculations will be based upon the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on applicable period apportionment factors.

Concurrently with the execution of the Merger Agreement, we and certain other parties to the TRA entered into Amendment No. 1 to the TRA, or the TRA Amendment, pursuant to which the parties agreed to amend the TRA such that it will automatically terminate upon the consummation of the Mergers. As provided in the TRA Amendment, no payments will be made under the TRA in connection with the consummation of the Mergers. In the event that the Merger Agreement is terminated and the Mergers are not completed, unless the Merger Agreement is terminated to enter into an agreement for an alternative acquisition transaction that constitutes a Superior Proposal in accordance with the terms of the Merger Agreement, we will continue to be required to make such payments to the TRA Members even after they have exchanged or redeemed all of their LLC Units.

In the event that the Merger Agreement is terminated and the Mergers are not completed, we might incur a TRA liability as a result of the exchanges or redemptions made under our structure. We would not expect to record a TRA liability for financial statement purposes until the tax benefits associated with the exchanges or redemptions are more-likely-than-not to be realized.

The payment obligations under the TRA are obligations of OneStream and not of OneStream Software LLC. We expect that the cash payments that we might be required to make to the TRA Members could be substantial. The actual amount of deferred tax assets and related liabilities that we could recognize will differ based on, among other things, the timing of the exchanges, the price of shares of our Class A common stock at the time of the exchange, and the tax rates then in effect.

Any payments made by us to the TRA Members under the TRA would generally reduce the amount of overall cash flow that might have otherwise been available to us or to OneStream Software LLC and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts would be deferred and would accrue interest until paid by us.

Our obligations under the TRA could have a substantial negative impact on our liquidity. We might need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient and there can be no assurance that we will be able to finance our obligations under the TRA.

Payments under the TRA will generally be based on the tax reporting positions that we determine. We will not be reimbursed for any cash payments previously made to the TRA Members pursuant to the TRA if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed.

Instead, any excess cash payments made by us to a TRA Member will be netted against any future cash payments that we might otherwise be required to make under the terms of the TRA. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the TRA that are substantially greater than our actual ultimate cash tax savings. If we determine that a tax reserve or contingent liability must be established by us for GAAP in respect of an issue that would affect payments under the TRA, we may withhold payments to the TRA Members under the TRA and place them in an interest-bearing escrow account until the reserve or contingent liability is resolved.

If we receive a formal notice or assessment from a taxing authority with respect to any cash savings covered by the TRA, we will place certain subsequent tax benefit payments that would otherwise be made to the TRA Members into an escrow account until there is a final determination and such tax benefit payment obligations will continue to accrue interest at the rate provided for in the TRA until such contest is resolved and tax benefit payment is made to the TRA Members. We will have full responsibility for, and sole discretion over, all OneStream tax matters, including the filing and amendment of all tax returns and claims for refund and defense of all tax contests.

Under the TRA, we are required to provide a representative of the TRA Members with a schedule showing the calculation of payments that are due under the TRA with respect to each taxable year in which a payment obligation arises within 180 calendar days after filing our U.S. federal income tax return for such taxable year. Payments under the TRA would generally be made to the TRA Members within ten business days after this schedule becomes final pursuant to the procedures set forth in the TRA, although interest on such payments would begin to accrue at the rate provided for in the TRA from the due date (without extensions) of such tax return. Any payments due that are made to TRA Members later than ten business days after the applicable schedule becomes final would generally accrue interest at the increased default rate provided for in the TRA from the eleventh business day after the schedule becomes final until payment is made, unless our inability to make such payments is a result of certain restrictions imposed under the debt agreements of OneStream Software LLC or under applicable law, in each case, despite our using commercially reasonable efforts to obtain such funds, in which case interest would continue to accrue until such payments are made at the rate provided for in the TRA.

Stockholders’ Agreement

In connection with the completion of our IPO, we entered into the Stockholders’ Agreement with KKR Dream Holdings LLC. The terms of the Stockholders’ Agreement relate to director nomination rights, service by KKR nominees on committees of our board of directors, rights relating to appointment and removal of our chairperson and consent requirements for us to enter into any transaction or agreement that results in a change in control, and for the termination, hiring or appointment of our chief executive officer. For more information on the Stockholders’ Agreement, please see the section titled “—Stockholders’ Agreement” in Part III, Item 10 of this Amendment.

Registration Rights Agreement

In connection with the completion of our IPO, we entered into a registration rights agreement, or the Registration Rights Agreement, with KKR, Mr. Thomas Shea, Mr. Colby and certain other holders of our common stock. Under the Registration Rights Agreement, KKR and certain other holders of our Class C common stock and Class D common stock, and certain permitted transferees, have the right, subject to certain conditions, to require us to file registration statements covering the resale of the shares of Class A common stock issuable upon exchange or conversion of such outstanding shares of other series of common stock and redemption of accompanying LLC Units, as applicable, or to include their shares in registration statements that we might file for ourselves or our stockholders.

Lease Agreement

We are party to a lease agreement pursuant to which we rent office space in Rochester, Michigan from an entity owned by Mr. Thomas Shea. We paid rent to this entity of $144,000 in 2025.

DataSense Transactions

In connection with the May 2024 acquisition of DataSense LLC, we had entered into an escrow agreement, dated as of May 1, 2024, with DataSense Holding LLC and PNC Bank, National Association, as escrow agent, or the DataSense Escrow Agreement. Pursuant to the terms of the DataSense Escrow Agreement, in August 2025, we instructed $500,000 to be released to DataSense Holding LLC, which represented the remaining portion of the cash consideration due as part of the acquisition.

Andrew Shea, who is the son of Mr. Thomas Shea, was one of the founders of DataSense and, prior to our May 2024 acquisition, served as its chief executive officer and was a minority equity holder through the holding company mentioned above. For additional information with respect to the May 2024 acquisition of DataSense LLC, see Note 3, “Business Combinations” to our audited consolidated financial statements included in Part II, Item 8 of the Original Filing.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers.

Other Transactions

Robert Powers, who, as of March 24, 2026, held greater than 5% of our outstanding Class D common stock, currently serves as our chief technology officer. Mr. Powers received aggregate compensation, inclusive of his base salary, bonus, equity incentive compensation and medical and life insurance premiums, of $1,576,610 for his employment with us in 2025.

Nicole Belanger, who is the sister-in-law of Mr. Powers, currently serves as our vice president of global marketing, strategic alliances. Ms. Belanger received aggregate compensation, inclusive of her base salary, bonus, equity incentive compensation and medical and life insurance premiums, of $540,921 for her employment with us in 2025.

Ryan Powers, who is the son of Mr. Powers, currently serves as one of our principal software engineers. Mr. Ryan Powers received aggregate compensation, inclusive of his base salary, bonus, equity incentive compensation and medical and life insurance premiums, of $284,068 for his employment with us in 2025.

Kyle Powers, who is the son of Mr. Powers, currently serves as one of our senior software engineers. Mr. Kyle Powers received aggregate compensation, inclusive of his base salary, bonus, equity incentive compensation and medical and life insurance premiums, of $163,404 for his employment with us in 2025.

Andrew Shea, who is the son of Mr. Shea, currently serves as our Executive Vice President, AI and Operational Analytics, Engineering. Mr. Andrew Shea received aggregate compensation, inclusive of his base salary, bonus, equity incentive compensation and medical and life insurance premiums, of $2,381,591 for his employment with us in 2025.

Peter Blake, who is the son-in-law of Mr. Shea, served as one of our senior consultants until December 2025. Mr. Peter Blake received aggregate compensation, inclusive of his base salary, bonus, equity incentive compensation and medical and life insurance premiums, of $136,966 for his employment with us in 2025.

Olivia Welsh, who is the daughter of Mr. Welsh, our lead independent director, served as our AI Solutions Consultant until January 2026. Ms. Olivia Welsh received aggregate compensation, inclusive of her base salary, bonus, equity incentive compensation and medical and life insurance premiums, of $242,599 for her employment with us in 2025.

Certain affiliates of KKR are OneStream customers. During the year ended December 31, 2025, we recognized revenue of approximately $3.8 million from commercial agreements with these customers.

During the year ended December 31, 2025, we also incurred expenses payable of approximately $130,000 in connection with utilizing FGS Global (US) LLC, a portfolio company of KKR, for public relations advisement and related services.

Policies and Procedures for Related Person Transactions

We have adopted a formal, written policy regarding related person transactions. This written policy regarding related person transactions provides that a related person transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we are a participant and in which a related person has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000. Our policy also provides that a related person means any of our executive officers and directors (including director nominees), in each case at any time since the beginning of the last year, or holders of more than 5% of any class of our voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons. Our audit committee has the primary responsibility for reviewing and approving or disapproving related person transactions. In addition to our policy, our audit committee charter provides that our audit committee will review and approve or disapprove any related person transactions.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Messrs. Brown, Burkland, Mariner, Sridharan and Welsh, Gen. Petraeus and Ms. Wilson, representing seven of our nine directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the corporate governance rules of the Nasdaq Stock Market. In making these determinations, our board of directors considered the current and prior relationships that each director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, each director’s relationship with KKR, and the transactions involving them described in this section titled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP for the years ended December 31, 2025 and December 31, 2024.

	2025 ($)	2024 ($)
Audit Fees(1)	2,185,000	2,353,500
Audit-Related Fees(2)	375,000	294,000
Tax Fees	—	—
All Other Fees(3)	7,200	7,200
Total Fees	2,567,200	2,654,700

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, internal control over financial reporting in 2025, reviews of our quarterly consolidated financial statements, and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those years. This category also includes fees for assurance and related services related to our IPO and Secondary Offering in 2024.
(2)
“Audit-Related Fees” consist of service and organization controls reporting services.
(3)
“All Other Fees” consist of fees billed for products and services provided by the independent registered public accountants other than those disclosed above, which relate to subscription fees paid for access to online accounting research software applications.

Pre-approval Policies and Procedures; Auditor Independence

Our audit committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from independent registered public accounting firms be approved in advance by the audit committee or a delegate of the audit committee. All services that Ernst & Young LLP provided to us in 2025 and 2024 have been pre-approved by our audit committee.

Our audit committee has determined that the provision of the services as set out above is compatible with the maintaining of Ernst & Young LLP’s independence in the conduct of their auditing functions. In 2025, there were no other professional services provided by Ernst & Young LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Ernst & Young LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
We have filed the following documents as part of this Annual Report on Form 10-K:
1.
Financial Statements

No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Filing.

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
Exhibits

See exhibits listed under Part (b) below:

(b) Exhibits.

The exhibits listed below are filed or furnished as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Filing Date	Number
2.1	Agreement and Plan of Merger, dated January 6, 2026, among Onward AcquireCo, Inc., Onward Merger Sub 2, LLC, Onward Merger Sub, Inc., OneStream, Inc. and OneStream Software LLC.*	8-K	001-42187	1/6/26	2.1
3.1	Amended and Restated Certificate of Incorporation of OneStream, Inc.	8-K	001-42187	7/26/24	3.1
3.2	Amended and Restated Bylaws of OneStream, Inc.	8-K	001-42187	7/26/24	3.2
4.1	Form of Class A Common Stock Certificate	S-1	333-280573	6/28/24	4.1
4.2	Description of Securities	10-K	001-42187	2/27/25	4.2
10.1	Sixth Amended and Restated Operating Agreement of OneStream Software LLC, dated as of July 23, 2024, by and among OneStream Software LLC, OneStream, Inc. and each of the other Members (as defined therein)	8-K	001-42187	7/26/24	10.1
10.2	Tax Receivable Agreement, dated as of July 23, 2024, by and among OneStream, Inc., OneStream Software LLC and each of the Members (as defined therein)	8-K	001-42187	7/26/24	10.2
10.3	Registration Rights Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and each of the Holders (as defined therein)	8-K	001-42187	7/26/24	10.3
10.4	Stockholders’ Agreement, dated as of July 23, 2024, by and among OneStream, Inc. and KKR Dream Holdings LLC	8-K	001-42187	7/26/24	10.4
10.5	Form of Director and Executive Officer Indemnification Agreement	8-K	001-42187	7/26/24	10.5
10.6#	2019 Common Unit Option Plan and related form agreements	S-1	333-280573	6/28/24	10.5
10.7#	2024 Equity Incentive Plan and related form agreements	S-1/A	333-280573	7/15/24	10.6
10.8#	Amended and Restated 2024 Employee Stock Purchase Plan and related form agreements	10-K	001-42187	2/27/25	10.8
10.9#	Employee Incentive Compensation Plan	S-1	333-280573	6/28/24	10.8
10.10#	Outside Director Compensation Policy	S-1/A	333-280573	7/15/24	10.9
10.11#	Confirmatory Employment Letter by and between the registrant and Thomas Shea	S-1	333-280573	6/28/24	10.10

10.12#	Confirmatory Employment Letter by and between the registrant and Craig Colby	S-1	333-280573	6/28/24	10.11
10.13#	Confirmatory Employment Letter by and between the registrant and William Koefoed	S-1	333-280573	6/28/24	10.12
10.14#	Executive Change in Control and Severance Policy	10-K	001-42187	2/26/26	10.14
10.15	Amended and Restated Credit Agreement, dated as of October 27, 2023, by and among OneStream Software LLC, JPMorgan Chase Bank, N.A. and the other parties named therein	S-1	333-280573	6/28/24	10.14
10.16#	Offer Letter, dated December 1, 2025, by and between OneStream, Inc. and John Kinzer	10-K	001-42187	2/26/26	10.16
10.17#	Transition Agreement and Release, dated December 31, 2025, by and between OneStream, Inc., OneStream Software LLC and William Koefoed	10-K	001-42187	2/26/26	10.17
10.18#	Confirmatory Employment Letter by and between the registrant and Kenneth Hohenstein	10-K	001-42187	2/26/26	10.18
10.19#	Confirmatory Employment Letter by and between the registrant and Scott Leshinski	10-K	001-42187	2/26/26	10.19
10.20	Support Agreement, dated January 6, 2026, among Onward AcquireCo, Inc., OneStream, Inc. and certain stockholders of OneStream, Inc.*	8-K	001-42187	1/6/26	10.1
10.21	Amendment No. 1 to the Tax Receivable Agreement, dated January 6, 2026, among OneStream, Inc., OneStream Software LLC and the other parties thereto.*	8-K	001-42187	1/6/26	10.2
19.1	Insider Trading Policy	10-K	001-42187	2/27/25	19.1
21.1	List of Subsidiaries of OneStream, Inc.	10-K	001-42187	2/26/26	21.1
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-42187	2/26/26	23.1
24.1	Power of Attorney	10-K	001-42187	2/26/26	24.1
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-42187	2/26/26	31.1
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-42187	2/26/26	31.2
31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-42187	2/26/26	32.1
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-42187	2/26/26	32.2
97.1	Compensation Recovery Policy	10-K	001-42187	2/27/25	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

†The certifications attached as Exhibit 32.1 and 32.2 that accompany the Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of OneStream, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONESTREAM, INC.

Date: March 31, 2026	By:	/s/ Thomas Shea
Thomas Shea
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026	By:	/s/ John Kinzer
John Kinzer
Interim Chief Financial Officer
(Principal Financial Officer)

Date: March 31, 2026	By:	/s/ Pamela McIntyre
Pamela McIntyre
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2026
Thomas Shea

*	Director and Interim Chief Financial Officer (Principal Financial Officer)	March 31, 2026
John Kinzer

*	Chief Accounting Officer	March 31, 2026
Pamela McIntyre	(Principal Accounting Officer)

*	Director	March 31, 2026
Bradley Brown

*	Director	March 31, 2026
Michael Burkland

*	Director	March 31, 2026
Jonathan Mariner

*	Director	March 31, 2026
General (Ret.) David H. Petraeus

*	Director	March 31, 2026
Baskar Sridharan

*	Director	March 31, 2026
David Welsh

*	Director	March 31, 2026
Kara Wilson

*By:	/s/ Thomas Shea
Thomas Shea
As attorney-in-fact